Form 10-Q
period 2009-03-31
BIO-STUFF
filed 2009-05-15
CIK 1454124

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                       For the period ended March 31, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NO. 333-1258321


                                    BIO-STUFF
                 ______________________________________________
                 (Name of small business issuer in its charter)


            NEVADA                                                 PENDING
________________________________                             ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          476 RUA DA MISERICORDIA, SUITE 214, LISBON, PORTUGAL 1200-273
          _____________________________________________________________
                    (Address of principal executive offices)


                                351 91 865 89 93
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant to                 Name of each exchange on which
    Section 12(b) of the Act:                              registered:
              NONE


          Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, $0.001
                                (Title of Class)


Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                            Outstanding as of  May 13, 2009
Common Stock, $0.001                             8,876,100

                                    BIO-STUFF

                                    Form 10-Q

Part 1.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS                                                 4
             Balance Sheets
             Statements of Operations
             Statements of Cash Flows
             Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of Financial                    5
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                         10

Item 4.   Controls and Procedures                                             11

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 1A.  Risk Factors                                                        12

Item 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds                                                         12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits                                                            12

PART I

ITEM 1. FINANCIAL STATEMENTS

                                    BIO-STUFF

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2009
                                   (Unaudited)

                                                                       BIO-STUFF
                                                   INDEX TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
________________________________________________________________________________






BALANCE SHEET:
     March 31, 2009 and December 31, 2008                                    F-2

STATEMENTS OF OPERATIONS:
     For the three months ended March 31, 2009 and December 31, 2008         F-3

STATEMENTS OF STOCKHOLDERS' DEFICIT:
     For the three months ended March 31, 2009 and December 31, 2008         F-4

STATEMENTS OF CASH FLOWS:
     For the three months ended March 31, 2009 and December 31, 2008         F-5

NOTES TO FINANCIAL STATEMENTS:
     March 31, 2009                                                          F-6



                                                                                                                   BIO-STUFF
                                                                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                               BALANCE SHEET
                                                                                                                 (UNAUDITED)

                                                                                         MARCH 31,             DECEMBER 31,
                                                                                              2009                     2008
                                                                                 __________________       __________________

ASSETS
  Current assets:
    Cash                                                                         $          19,696        $          24,336
    Accounts receivable                                                                          -                        -
    Inventory                                                                                    -                        -
                                                                                 __________________       __________________
      Total current assets                                                                  19,696                   24,336
                                                                                 __________________       __________________

 Fixed Assets
     Furniture and Equipment                                                                     -                        -
     Computer Equipment
     Leasehold Improvements
                                                                                 __________________       __________________
 Total Fixed Assets                                                                              -                        -
 Less Accumulated Depreciation
                                                                                 __________________       __________________
 Net Fixed Assets                                                                                -                        -
                                                                                 __________________       __________________

Other Assets
    Deposits                                                                                                              -
     Organizational expenses, net of accumulated amortization                                1,068                    1,126
                                                                                 __________________       __________________
 Total Other Assets                                                                          1,068                    1,126
                                                                                 __________________       __________________
      Total assets                                                               $          20,764        $          25,462
                                                                                 ==================       ==================


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                        $           1,336        $           4,750
    Advances from shareholder                                                                1,180                    1,180
                                                                                 __________________       __________________
      Total current liabilities                                                              2,516                    5,930
                                                                                 __________________       __________________

      Total liabilities                                                                      2,516                    5,930
                                                                                 __________________       __________________


STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 authorized,
  and 8,876,100 shares issued and outstanding                                                8,876                    8,876
  Capital in excess of par value                                                            15,969                   15,969
  Stock subscription receivable                                                                  -                     (425)
  Deficit accumulated during the development stage                                          (6,597)                  (4,888)
                                                                                 __________________       __________________
      Total stockholders' equity                                                            18,248                   19,532
                                                                                 __________________       __________________
      Total liabilities and stockholders' equity                                 $          20,764        $          25,462
                                                                                 ==================       ==================





                       See Notes to Financial Statements

        The accompanying notes are an integral part of these statements.

                                                                                                                   BIO-STUFF
                                                                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                    Statements of Operations
                                                                                                                  (Unaudited)
                                                                  Cumulative,
                                                                   Inception,
                                                                 November 17,          Three Months
                                                                 2008 Through                 Ended            Year-ended
                                                                    March 31,             March 31,          December 31,
                                                                         2009                  2009                  2008
                                                                 _____________         _____________         _____________

Sales                                                            $          -          $          -          $          -
                                                                 _____________         _____________         _____________

Cost of Sales                                                               -                     -                     -
                                                                 _____________         _____________         _____________

Cost of Sales                                                               -                     -                     -

General and administrative expenses:
  Salaries                                                                  -                     -
  Depreciation and Amortization                                            97                    58                    39
  Legal and professional fees                                           5,586                   836                 4,750
  Other general and administrative                                        181                   133                    48
                                                                 _____________         _____________         _____________
    Total operating expenses                                            5,864                 1,027                 4,837
                                                                 _____________         _____________         _____________
    (Loss) from operations                                             (5,864)               (1,027)               (4,837)
                                                                 _____________         _____________         _____________

Other income (expense):
  Interest Income                                                           -                     -                     -
  Currency losses                                                        (733)                 (682)                  (51)
  Interest (expense)                                                        -
                                                                 _____________         _____________         _____________
    (Loss) before taxes                                                (6,597)               (1,709)               (4,888)
                                                                 _____________         _____________         _____________

Provision (credit) for taxes on income                                      -                     -                     -
                                                                 _____________         _____________         _____________

    Net (loss)                                                   $     (6,597)         $     (1,709)         $     (4,888)
                                                                 =============         =============         =============

Basic earnings (loss) per common share                                                 $    (0.0002)         $    (0.0039)
                                                                                       =============         =============

Weighted average number of shares outstanding                                             8,876,100             1,250,840
                                                                                       =============         =============




                       See Notes to Financial Statements

        The accompanying notes are an integral part of these statements.

                                                                                                                   BIO-STUFF
                                                                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                          STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                 (UNAUDITED)
____________________________________________________________________________________________________________________________

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                      Capital in        Stock       During the
                                            Common Stock              Excess of      Subscription   Development
                                       Shares       Amount            Par Value       Receivable       Stage       Total
                                     ______________ ______________  ______________  ______________ ____________ ___________

 Inception, November 17, 2008

 Founder Shares Issued                   7,100,000  $       7,100   $           -   $           -  $         -  $    7,100

 Shares Issued                           1,776,100          1,776          15,969                                   17,745

  Stock subscription receivable                                                              (425)                    (425)

 Development state net loss                                                                             (4,888)     (4,888)
                                     ______________ ______________  ______________  ______________ ____________ ___________

 Balances, December 31, 2008             8,876,100          8,876          15,969            (425)      (4,888)     19,532

  Subscription receivable received                                                            425                      425

  Development state net loss                                                                            (1,709)     (1,709)
                                     ______________ ______________  ______________  ______________ ____________ ___________

  Balances, March 31, 2009               8,876,100  $       8,876   $      15,969   $           -  $    (6,597) $   18,248
                                     ============== ==============  ==============  ============== ============ ===========


                       See Notes to Financial Statements

        The accompanying notes are an integral part of these statements.

                                                                                                                   BIO-STUFF
                                                                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                    STATEMENTS OF CASH FLOWS
                                                                                                                 (UNAUDITED)
____________________________________________________________________________________________________________________________

                                                                  Cumulative,
                                                                   Inception,
                                                                 November 17,
                                                                 2008 Through
                                                                    March 31,             March 31,          December 31,
                                                                         2009                  2009                  2008
                                                            __________________    __________________     _________________

 Cash flows from operating activities:
  Net (loss)                                                $          (6,597)    $          (1,709)     $         (4,888)

 Adjustments to reconcile  net (loss) to cash provided  (used) by  developmental stage activities:
     Depreciation and Amortization                                         97                    58                    39
   Change in current assets and liabilities:
     Inventory                                                              -                     -
     Deposits                                                               -                     -
     Accounts payable and accrued expenses                              1,336                (3,414)                4,750
                                                            __________________    __________________     _________________
       Net cash flows from operating activities                        (5,164)               (5,065)                  (99)
                                                            __________________    __________________     _________________

 Cash flows from investing activities:
     Purchase of other assets                                          (1,165)                    -                (1,165)
                                                                                                  -
                                                            __________________    __________________     _________________
       Net cash flows from investing activities                        (1,165)                    -                (1,165)
                                                            __________________    __________________     _________________

 Cash flows from financing activities:
   Proceeds from sale of common stock                                  24,845                   425                24,420
   Advances from shareholder                                            1,180                     -                 1,180

                                                            __________________    __________________     _________________
       Net cash flows from financing activities                        26,025                   425                25,600
                                                            __________________    __________________     _________________
       Net cash flows                                                  19,696                (4,640)               24,336

 Cash and equivalents, beginning of period                                  -                24,336
                                                            __________________    __________________     _________________
 Cash and equivalents, end of period                        $          19,696     $          19,696      $         24,336
                                                            ==================    ==================     =================

 Supplemental cash flow disclosures:
   Cash paid for interest                                   $               -     $               -      $              -
   Cash paid for income taxes                                               -                     -


                       See Notes to Financial Statements

        The accompanying notes are an integral part of these statements.

                                                                       BIO-STUFF
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 2009
________________________________________________________________________________

         NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES:
         Following is a summary of the Company's organization and significant accounting policies:

         Organization and nature of business -Bio-Stuff, ("We," or "the Company") is a Nevada corporation incorporated on November 17, 2008. Since inception the Company has had only one person to act as a director or officer of the company. He acquired 7,100,000 shares of our common stock at a price of $0.001 US per share for a total purchase price of $7,100.

         BIO-STUFF  is a  design  and  development  company  of  environmentally friendly waste disposal products for resorts and beaches using bio-degradable plastics. The "bio-Ashtray" is the first product the company has created. BIO-STUFF intends to create a prototype and website to begin marketing the `bio-Ashtray" in the spring months of 2009 to beach resorts and public beaches. BIO-STUFF intends to offer advertising print on the bio-Ashtray to customers such as beach hotels, resorts or for promoters of open air events. Such promoters could be beverage, food or fashion wear companies. BIO-STUFF intends to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled.

         The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

         BASIS OF PRESENTATION - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises. Changes in classification of 2008 amounts have been made to conform to current presentations.

         USE OF ESTIMATES -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS -For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

         PROPERTY AND EQUIPMENT - The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - We have adopted Statements of Financial Accounting Standards regarding DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

                                                                       BIO-STUFF
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 2009
________________________________________________________________________________

         FEDERAL INCOME TAXES - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statements of Financial Accounting Standards regarding ACCOUNTING FOR INCOME TAXES, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

         NET INCOME PER SHARE OF COMMON STOCK - We have adopted Statements of Financial Standards regarding EARNINGS PER SHARE, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

         NOTE 2 - UNCERTAINTY, GOING CONCERN:
         At December 31, 2008, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

         These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         NOTE 3 - FEDERAL INCOME TAX:
         We  follow  Statements  of  Financial  Accounting  Standards  regarding
         ACCOUNTING FOR INCOME TAXES. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.


         The provision for refundable Federal income tax consists of the following:

                                                                           2008
         Refundable Federal income tax attributable to:
                  Current operations                                     (4,888)
         Less, Nondeductible expenses                                       -0-
                  -Less, Change in valuation allowance                    4,888
         Net refundable amount                                                -

                                                                       BIO-STUFF
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 2009
________________________________________________________________________________

       The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                                           2008
         Deferred tax asset attributable to:

                  Net operating loss carryover                            $ 733
         Less, Valuation allowance                                         (733)
                   Net deferred tax asset                                     -

         At  December  31,  2008,  an  unused  net  operating   loss   carryover
         approximating $733 is available to offset future taxable income; it expires in 2028.

         NOTE 4 - CUMULATIVE SALES OF STOCK:

         Since its inception, we have issued shares of common stock as follows:

         On November 17, 2008, our Directors authorized the issuance of 7,100,000 founder shares at par value of $0.001. These shares are restricted under rule 144 of the Securities Exchange Commission.

         On various days in December 2008, our Directors authorized the issuance of 1,733,600 shares of common stock at a price of $0.01 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

         NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS:

         RECENT ACCOUNTING PRONOUNCEMENTS
         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods

                                                                       BIO-STUFF
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 2009
________________________________________________________________________________

         beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

         In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.
         51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement
         141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159

                                                                       BIO-STUFF
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 2009
________________________________________________________________________________

         are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
         (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bio-Stuff was incorporated in the State of Nevada on November 14, 2008. On approximately March 31, 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective as of April 09, 2009. As of the date of this Quarterly Report, we anticipate commencement of trading on the Over-the-Counter Bulletin Board by approximately the end of second quarter 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bio-Stuff," refers to Bio-Stuff.

CURRENT BUSINESS OPERATIONS

We are a design and development company of environmentally friendly waste disposal products for resorts and beaches using bio-degradable plastics. The "bio-Ashtray" is the first product we created. We intend to create a prototype and website to begin marketing the `bio-Ashtray" in the spring months of 2009 to beach resorts and public beaches. We intend to offer advertising print on the bio-Ashtray to customers such as beach hotels, resorts or for promoters of open air events. Such promoters could be beverage, food or fashion wear companies. We further intend to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled. Any nature of out-door event could be accompanied by our product, making simple and cheap to prevent large numbers of people polluting the surrounding environment with cigarette butts.

Once a successful marketing campaign has commenced, we will have the bio-Ashtray manufactured by a yet to be determined manufacturer of plastic products in Lisbon Portugal. We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into sales agreements and delivery of our first product the bio-Ashtray. We are presently in the development stage of our business and we can provide no assurance that a commercially viable product will be accepted by the market place.



RESULTS OF OPERATION



                                         THREE MONTH PERIOD       FOR THE PERIOD FROM
                                        ENDED MARCH 31, 2009       NOVEMBER 14, 2008
                                        AND FISCAL YEAR ENDED       (INCEPTION) TO
                                          DECEMBER 31, 2008         MARCH 31, 2009
                                        _____________________     ___________________

STATEMENT OF OPERATIONS DATA

SALES                                       -0-           -0-               -0-

GENERAL AND ADMINISTRATIVE EXPENSES

   Salaries                              $  -0-        $  -0-            $  -0-

   Depreciation and amortization             58            39                97

   Legal and professional fees              836         4,750             5,586

   Other general and administrative         133            48               181

LOSS FROM OPERATIONS                    ($1,027)      ($4,837)          ($5,864)

OTHER INCOME (EXPENSE)

   Currency losses                         (682)          (51)             (733)

NET LOSS                                ($1,709)      ($4,888)          ($6,597)


We have incurred losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2008.

Our net loss for the  three  month  period  ended  March 31,  2009 was  ($1,709)
compared to a net loss of ($4,888) during fiscal year ended December 31, 2008. During the three month period ended March 31, 2009 and fiscal year ended December 31, 2008, we did not generate any revenue.

During the three month period ended March 31, 2009, we incurred general and administrative expenses of approximately $1,027 compared to $4,837 incurred during fiscal year ended December 31, 2008. These general and administrative expenses incurred during the three month period ended March 31, 2009 consisted of: (i) depreciation and amortization of $58 (2008: $39); (ii) legal and professional fees of $836 (2008: $4,750); and (iii) other general and administrative expenses of $133 (2008: $48).

General and administrative expenses incurred during the three month period ended March 31, 2009 compared to fiscal year ended December 31, 2008 decreased primarily due to the decrease in the incurrence of legal and professional fees, which were associated with the preparation and filing of our registration statement with the Securities and Exchange Commission. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations during the three month period ended March 31, 2009 was ($1,027) or ($0.0002) per share compared to a loss from operations of ($4,888) or ($0.0039) per share during fiscal year ended December 31, 2008. The weighted average number of shares outstanding was 8,876,100 for the three month period ended March 31, 2009 compared to 1,250,840 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AS AT MARCH 31, 2009

As at the three month period ended March 31, 2009, our current assets were $19,696 and our current liabilities were $2,516, which resulted in a working capital surplus of ($17,180). As at the three month period ended March 31, 2009, current assets were comprised of $19,696 in cash. As at the three month period ended March 31, 2009, current liabilities were comprised of: (i) $1,336 in accounts payable and accrued expenses; and (ii) $1,180 in advances from shareholders.

As at the three month period ended March 31, 2009, our total assets were $20,764 comprised of: (i) $19,696 in current assets; and (ii) $1,068 in organizational expenses, net of accumulated amortization. The slight decrease in total assets during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the decrease in cash.

As at the three month period ended March 31, 2009, our total liabilities were $2,516 consisting entirely of current liabilities. The decrease in liabilities during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to a decrease in accounts payable and accrued expenses.

Stockholders' equity decreased from $19,532 for fiscal year ended December 31, 2008 to stockholders' equity of $18,248 for the three month period ended March 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2009, net cash flows used in operating activities was ($5,065), consisting primarily of a net loss of ($1,709). Net cash flows used in operating activities was changed by: (i) $58 in depreciation and amortization; and (ii) ($3,414) relating to accounts payable and accrued liabilities. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($99), consisting primarily of a net loss of ($4,888). Net cash flows used in operating activities was changed by: (i) $39 in amortization expense; and (ii) $4,750 in accounts payable and accrued liabilities

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended March 31, 2009, net cash flows used in investing activities was ($1,165) consisting in purchase of other assets. For the fiscal year ended December 31, 2008, net cash flows used in investing activities was $-0-.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2009, net cash flows provided from financing activities was $26,025 compared to $425 for fiscal year ended December 31, 2008. Cash flows from financing activities for the three month period ended March 31, 2009 consisted of $24,845 in proceeds from sale of common stock and $1,180 in advances from shareholders.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.


__________________________________________________________________________________________

                       TWELVE MONTH OBJECTIVES BIO-ASHTRAY


TWELVE MONTH OBJECTIVES                    ANTICIPATED COSTS        TIME FRAME
__________________________________________________________________________________________

1. Complete prototype.                          $ 2,000          2 months. Complete by
                                                                 June 1, 2009

2. Complete metal mold for production.          $ 3,000          2 months. Complete by
                                                                 June 1, 2009

3. Creation of biostuff.org website.            $ 3,000          2 months. Complete by
                                                                 June 1, 2009

4. US patent of the bio-Ashtray.                $20,000          8-12 months. Start by
                                                                 June 1, 2009 (Dependent
                                                                 on additional financing.)

5. Initial marketing campaign.                  $35,000          3 months. Start by
                                                                 July 1, 2009 (Dependent
                                                                 upon additional financing.)

6. Inventory.                                   $60,000          (Dependent upon additional
                                                                 financing.)

TOTAL COSTS.                                   $123,000

__________________________________________________________________________________________



MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). The Portugal currency (the Euro Dollar) has been formally pegged to the USD. However, rate fluctuations may have an impact on our consolidated financial reporting. As the Euro Dollar is our functional currency, the fluctuation of exchange rates of the Euro Dollar may have positive or negative impacts on our results of operations. However, since all of our potential sales revenue and expenses will be denominated in the Euro Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results attributable to us.

INTEREST RATE

Interest rates in Portugal are low and stable and inflation is well controlled due to the habit of the population to deposit and save money in the banks (among with other reasons, such as Portugal's perennial balance of trade surplus. Any potential loans will relate mainly to trade payables and will be mainly short-term. However our debt is likely to rise with the establishment of our product in connection with our expansion and were interest rates to rise at the same time this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

No significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2009. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM IA. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BIO-STUFF

Dated: May 14, 2009

                                   By: /s/ JOAO PRATA DOS SANTOS
                                       _________________________________________
                                           Joao Prata dos Santos
                                           President and Chief Executive Officer


Dated: May 14, 2009

                                   By: /s/ JOAO PRATA DOS SANTOS
                                       _________________________________________
                                           Joao Prata dos Santos
                                           Chief Financial Officer