Form 10-Q
period 2009-06-30
BIO-STUFF
filed 2009-08-12
CIK 1454124

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-1258321

Bio-Stuff (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	pending (I.R.S. Employer Identification No.)

476 Rua da Misericordia, Suite 214, Lisbon, Portugal 1200-273 (Address of principal executive offices)

351 91 865 89 93 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 4, 2009
Common Stock, $0.001	8,876,100

BIO-STUFF

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BIO-STUFF

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

BIO-STUFF
Index to Financial Statements
(Unaudited)

Balance Sheet:
June 30, 2009 and December 31, 2008	F-1

Statements of Operations:
For the three and six months ended June 30, 2009 and December 31, 2008	F-2

Statements of Stockholders' Deficit:
For the three and six months ended June 30, 2009 and December 31, 2008	F-3

Statements of Cash Flows:
For the six months ended June 30, 2009 and December 31, 2008	F-4

Notes to Financial Statements:
June 30, 2009	F-5

BIO-STUFF
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$13,765	$24,336
Accounts receivable	-	-
Inventory	-	-
Total current assets	13,765	24,336

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation
Net Fixed Assets	-	-

Other Assets
Deposits		-
Organizational expenses, net of accumulated amortization	1,010	1,126
Total Other Assets	1,010	1,126
Total assets	$14,775	$25,462

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,000	$4,750
Advances from shareholder	1,180	1,180
Total current liabilities	4,180	5,930

Total liabilities	4,180	5,930

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
and 8,876,100 shares issued and outstanding	8,876	8,876
Capital in excess of par value	15,969	15,969
Stock subscription receivable	-	(425)
Deficit accumulated during the development stage	(14,250)	(4,888)
Total stockholders' equity	10,595	19,532
Total liabilities and stockholders' equity	$14,775	$25,462

The accompanying notes are an integral part of these statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)

	Cumulative,
	Inception,
	November 17,	Three Months	Six Months
	2008 Through	Ended	Ended	Year-ended
	March 31,	June 30,	December 31,	December 31,
	2009	2009	2009	2008

Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Cost of Sales	-	-	-	-

General and administrative expenses:
Salaries	-	-
Depreciation and Amortization	155	58	116	39
Legal and professional fees	9,854	4,268	5,104	4,750
Demo Expense	3,000	3,000	3,000
Other general and administrative	590	409	542	48
Total operating expenses	13,599	7,735	8,762	4,837
(Loss) from operations	(13,599)	(7,735)	(8,762)	(4,837)

Other income (expense):
Interest Income	-	-		-
Currency Income/(losses)	(651)	82	(600)	(51)
Interest (expense)	-
(Loss) before taxes	(14,250)	(7,653)	(9,362)	(4,888)

Provision (credit) for taxes on income	-	-		-
Net (loss)	$(14,250)	$(7,653)	$(9,362)	$(4,888)

Basic earnings (loss) per common share		$(0.0009)	$(0.0011)	$(0.0039)

Weighted average number of shares outstanding		8,876,100	8,876,100	1,250,840

The accompanying notes are an integral part of these statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Stockholders' Equity
(Unaudited)

					Deficit
					Accumulated
			Capital in	Stock	During the
	Common Stock		Excess of	Subscription	Development
	Shares	Amount	Par Value	Receivable	Stage	Total

Inception, November 17, 2008

Founder Shares Issued	7,100,000	$7,100	$-	$-	$-	$7,100

Shares Issued	1,776,100	1,776	15,969			17,745

Stock subscription receivable				(425)		(425)

Development state net loss					(4,888)	(4,888)

Balances, December 31, 2008	8,876,100	8,876	15,969	(425)	(4,888)	19,532

Subscription receivable received				425		425

Development stage net loss					(9,362)	(9,362)

Balances, June 30, 2009	8,876,100	$8,876	$15,969	$-	$(14,250)	$10,595

The accompanying notes are an integral part of these statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)

	Cumulative,
	Inception,
	November 17,
	2008 Through
	March 31,	June 30,	December 31,
	2009	2009	2008

Cash flows from operating activities:
Net (loss)	$(14,250)	$(9,362)	$(4,888)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	155	116	39
Change in current assets and liabilities:
Inventory	-	-
Deposits	-	-
Accounts payable and accrued expenses	3,000	(1,750)	4,750
Net cash flows from operating activities	(11,095)	(10,996)	(99)

Cash flows from investing activities:
Purchase of other assets	(1,165)	-	(1,165)
		-
Net cash flows from investing activities	(1,165)	-	(1,165)

Cash flows from financing activities:
Proceeds from sale of common stock	24,845	425	24,420
Advances from shareholder	1,180	-	1,180

Net cash flows from financing activities	26,025	425	25,600
Net cash flows	13,765	(10,571)	24,336

Cash and equivalents, beginning of period	-	24,336
Cash and equivalents, end of period	$13,765	$13,765	$24,336

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these statements.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
June 30, 2009

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Bio-Stuff, (“We,” or “the Company”) is a Nevada corporation incorporated on November 17, 2008.  The Company is primarily engaged in the development of the “bio-Ashtray”. BIO-STUFF intends to create a prototype and website to begin marketing the ‘bio-Ashtray” in the spring months of 2009 to beach resorts and public beaches. BIO-STUFF intends to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled.

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2008 amounts have been made to conform to current presentations.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

Fair value of financial instruments and derivative financial instruments – We have adopted Statements of Financial Accounting Standards regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Net income per share of common stock – We have adopted Statements of Financial Standards regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:

At June 30, 2009, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

The provision for refundable Federal income tax consists of the following:

2008
Refundable Federal income tax attributable to:
Current operations	(4,888)
Less, Nondeductible expenses	-0-
-Less, Change in valuation allowance	4,888
Net refundable amount	-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$733
Less, Valuation allowance	(733)
Net deferred tax asset	-

At December 31, 2008, an unused net operating loss carryover approximating $733 is available to offset future taxable income; it expires in 2028.

Note 4 – Cumulative sales of stock:

Since its inception, we have issued shares of common stock as follows:

On November 17, 2008, our Directors authorized the issuance of 7,100,000 founder shares at par value of $0.001.  These shares are restricted under rule 144 of the Securities Exchange Commission.

On various days in December 2008, our Directors authorized the issuance of 1,776,100 shares of common stock at a price of $0.01 per share as fully paid and non-assessable to the subscriber.  These shares are not restricted and are free trading.

Note 5 - New accounting pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bio-Stuff was incorporated in the State of Nevada on November 14, 2008.  On approximately June 30, 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective as of April 9, 2009. As of the date of this Quarterly Report, we anticipate commencement of trading on the Over-the-Counter Bulletin Board by approximately the end of second quarter 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bio-Stuff," refers to Bio-Stuff.

CURRENT BUSINESS OPERATIONS

We are a design and development company of environmentally friendly waste disposal products for resorts and beaches using bio-degradable plastics. The “bio-Ashtray” is the first product we created. We launched our website www.biostuff.org in May 2009 and are in the process of developing it further. We have begun the development of the first prototype of the ‘bio-Ashtray” which will be completed in September 2009. Bio-Stuff intends to market the product in the fall of 2009 to beach resorts and public beaches. We intend to offer advertising print on the bio-Ashtray to customers such as beach hotels, resorts or for promoters of open air events. Such promoters could be beverage, food or fashion wear companies. We further intend to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled. Any nature of out-door event could be accompanied by our product, making simple and cheap to prevent large numbers of people polluting the surrounding environment with cigarette butts.

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

RESULTS OF OPERATION

	Three Month Period Ended June 30, 2009 and Fiscal Year Ended December 31, 2008		For the Period from November 14, 2008 (inception) to June 30, 2009
STATEMENT OF OPERATIONS DATA
Sales	-0-	-0-	-0-
General and Administrative Expenses
Salaries	$-0-	$-0-	$-0-
Depreciation and amortization	58	39	97
Legal and professional fees	836	4,750	5,586
Other general and administrative	133	48	181
Loss From Operations	$(1,027)	$(4,837)	$(5,864)
Other income (expense)
Currency losses	(682)	(51)	(733)
Net loss	$(1,709)	$(4,888)	$(6,597)

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

Three Month Period Ended June 30, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for the three month period ended June 30, 2009 was ($1,709) compared to a net loss of ($4,888) during fiscal year ended December 31, 2008. During the three month period ended June 30, 2009 and fiscal year ended December 31, 2008, we did not generate any revenue.

During the three month period ended June 30, 2009, we incurred general and administrative expenses of approximately $1,027 compared to $4,837 incurred during fiscal year ended December 31, 2008. These general and administrative expenses incurred during the three month period ended June 30, 2009 consisted of: (i) depreciation and amortization of $58 (2008: $39); (ii) legal and professional fees of $836 (2008: $4,750); and (iii) other general and administrative expenses of $133 (2008: $48).

General and administrative expenses incurred during the three month period ended June 30, 2009 compared to fiscal year ended December 31, 2008 decreased primarily due to the decrease in the incurrence of legal and professional fees, which were associated with the preparation and filing of our registration statement with the Securities and Exchange Commission. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations during the three month period ended June 30, 2009 was ($1,027) or ($0.0002) per share compared to a loss from operations of ($4,888) or ($0.0039) per share during fiscal year ended December 31, 2008. The weighted average number of shares outstanding was 8,876,100 for the three month period ended June 30, 2009 compared to 1,250,840 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2009

As at the three month period ended June 30, 2009, our current assets were $19,696 and our current liabilities were $2,516, which resulted in a working capital surplus of ($17,180). As at the three month period ended June 30, 2009, current assets were comprised of $19,696 in cash. As at the three month period ended June 30, 2009, current liabilities were comprised of: (i) $1,336 in accounts payable and accrued expenses; and (ii) $1,180 in advances from shareholders.

As at the three month period ended June 30, 2009, our total assets were $20,764 comprised of: (i) $19,696 in current assets; and (ii) $1,068 in organizational expenses, net of accumulated amortization. The slight decrease in total assets during the three month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to the decrease in cash.

As at the three month period ended June 30, 2009, our total liabilities were $2,516 consisting entirely of current liabilities. The decrease in liabilities during the three month period ended June 30, 2009 from fiscal year ended December 31, 2008 was primarily due to a decrease in accounts payable and accrued expenses.

Stockholders’ equity decreased from $19,532 for fiscal year ended December 31, 2008 to stockholders’ equity of $18,248 for the three month period ended June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2009, net cash flows used in operating activities was ($5,065), consisting primarily of a net loss of ($1,709). Net cash flows used in operating activities was changed by: (i) $58 in depreciation and amortization; and (ii) ($3,414) relating to accounts payable and accrued liabilities. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($99), consisting primarily of a net loss of ($4,888). Net cash flows used in operating activities was changed by: (i) $39 in amortization expense; and (ii) $4,750 in accounts payable and accrued liabilities

Cash Flows from Investing Activities

For the three month period ended June 30, 2009, net cash flows used in investing activities was ($1,165) consisting in purchase of other assets. For the fiscal year ended December 31, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended June 30, 2009, net cash flows provided from financing activities was $26,025 compared to $425 for fiscal year ended December 31, 2008. Cash flows from financing activities for the three month period ended June 30, 2009 consisted of $24,845 in proceeds from sale of common stock and $1,180 in advances from shareholders.

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

TWELVE MONTH OBJECTIVES bio-Ashtray

Twelve Month Objectives	Anticipated Costs	Time Frame
1. Complete prototype.	$2,000	Complete by September 30, 2009
2. Complete metal mold for production.	$2,000	Complete by September 30, 2009
3. US patent of the bio-Ashtray.	$20,000	Start once prototype and mold are completed. (Dependent on additional financing.)
4. Initial marketing campaign.	$35,000	Start once prototype and mold are completed. (Dependent upon additional financing.)
5. Inventory.	$60,000	(Dependent upon additional financing.)
Total costs.	$119,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  The Portugal currency (the Euro Dollar) has been formally pegged to the USD.  However, rate fluctuations may have an impact on our consolidated financial reporting. As the Euro Dollar is our functional currency, the fluctuation of exchange rates of the Euro Dollar may have positive or negative impacts on our results of operations. However, since all of our potential sales revenue and expenses will be denominated in the Euro Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results attributable to us.

Interest Rate

Interest rates in Portugal are low and stable and inflation is well controlled due to the habit of the population to deposit and save money in the banks (among with other reasons, such as Portugal’s perennial balance of trade surplus. Any potential loans will relate mainly to trade payables and will be mainly short-term.  However our debt is likely to rise with the establishment of our product in connection with our expansion and were interest rates to rise at the same time this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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

BIO-STUFF

Dated: August 12, 2009	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and
Chief Executive Officer

Dated: August 12, 2009	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, Chief Financial Officer