Form 10-Q/A
period 2009-06-30
BIO-STUFF
filed 2009-10-13
CIK 1454124

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
AMENDMENT NO. 1

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [   ]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of Bio-Stuff (the “Company,” the “Registrant,” “we”, or “us”) which was originally filed with the Securities and Exchange Commission on August 12, 2009 (the “Original Filing”) is being filed to amend the cover page of the Original Filing to clarify that the Registrant is a “shell company” as defined in Rule 230.305 of the Securities Act of 1933, as amended.

Except for the amended disclosure contained herein, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

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

BIO-STUFF

Dated: October 12, 2009	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and
Chief Executive Officer

Dated: October 12, 2009	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, Chief Financial Officer