Form 10-Q
period 2009-09-30
BIO-STUFF
filed 2009-11-12
CIK 1454124

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended September 30, 2009

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 11, 2009
Common Stock, $0.001	8,876,100

BIO-STUFF

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BIO-STUFF

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

BIO-STUFF
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$6,189	$24,336
Accounts receivable	-	-
Inventory	-	-
Total current assets	6,189	24,336

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation
Net Fixed Assets	-	-

Other Assets
Deposits		-
Organizational expenses, net of accumulated amortization	951	1,126
Total Other Assets	951	1,126
Total assets	$7,140	$25,462

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$448	$4,750
Advances from shareholder	1,180	1,180
Total current liabilities	1,628	5,930

Total liabilities	1,628	5,930

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
and 8,876,100 shares issued and outstanding	8,876	8,876
Capital in excess of par value	15,969	15,969
Stock subscription receivable	-	(425)
Deficit accumulated during the development stage	(19,333)	(4,888)
Total stockholders' equity	5,512	19,532
Total liabilities and stockholders' equity	$7,140	$25,462

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
	Cumulative,
	Inception,
	November 17,	Three Months	Nine Months
	2008 Through	Ended	Ended
	September 30,	September 30,	September 30,
	2009	2009	2009

Sales	$-	$-	$-

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Salaries	-	-
Depreciation and Amortization	214	58	175
Legal and professional fees	13,429	3,576	8,679
Demo Expense	3,000	-	3,000
Other general and administrative	941	352	893
Total operating expenses	17,584	3,986	12,747
(Loss) from operations	(17,584)	(3,986)	(12,747)

Other income (expense):
Interest Income	-	-
Currency Income/(losses)	(1,749)	(1,097)	(1,698)
Interest (expense)	-
(Loss) before taxes	(19,333)	(5,083)	(14,445)

Provision (credit) for taxes on income	-	-
Net (loss)	$(19,333)	$(5,083)	$(14,445)

Basic earnings (loss) per common share		$(0.0006)	$(0.0016)

Weighted average number of shares outstanding		8,876,100	8,876,100

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
	Cumulative,
	Inception,
	November 17,	Nine Months
	2008 Through	Ended
	September 30,	September 30,
	2009	2009

Cash flows from operating activities:
Net (loss)	$(19,333)	$(14,445)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	214	175
Change in current assets and liabilities:
Inventory	-	-
Deposits	-	-
Accounts payable and accrued expenses	448	(4,302)
Net cash flows from operating activities	(18,671)	(18,572)

Cash flows from investing activities:
Purchase of other assets	(1,165)	-
		-
Net cash flows from investing activities	(1,165)	-

Cash flows from financing activities:
Proceeds from sale of common stock	24,845	425
Advances from shareholder	1,180	-

Net cash flows from financing activities	26,025	425
Net cash flows	6,189	(18,147)

Cash and equivalents, beginning of period	-	24,336
Cash and equivalents, end of period	$6,189	$6,189

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
September 30, 2009

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Bio-Stuff, (“We,” or “the Company”) is a Nevada corporation incorporated on November 17, 2008.  The Company is primarily engaged in the development of the “bio-Ashtray”. BIO-STUFF intends to create a prototype and website to begin marketing the ‘bio-Ashtray” in the spring months of 2009 to beach resorts and public beaches. BIO-STUFF intends to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled.

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

Note 2 - Uncertainty, going concern:
At September 30, 2009, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bio-Stuff was incorporated in the State of Nevada on November 14, 2008.  On approximately June 30, 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective as of April 9, 2009. As of the date of this Quarterly Report, we anticipate commencement of trading on the Over-the-Counter Bulletin Board by approximately the end of November 2009.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bio-Stuff," refers to Bio-Stuff.

CURRENT BUSINESS OPERATIONS

We are a design and development company of environmentally friendly waste disposal products for resorts and beaches using bio-degradable plastics. The “bio-Ashtray” is the first product we created. We launched our website www.biostuff.org in May 2009 and are in the process of developing it further. We have completed the development of the first prototype of the ‘bio-Ashtray” which was completed in September 2009. The metal mold for production was completed in October 2009. Bio-Stuff intends to market the product in the spring of 2010 to beach resorts and public beaches. We intend to offer advertising print on the bio-Ashtray to customers such as beach hotels, resorts or for promoters of open air events. Such promoters could be beverage, food or fashion wear companies. We further intend to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled. Any nature of out-door event could be accompanied by our product, making simple and cheap to prevent large numbers of people polluting the surrounding environment with cigarette butts.

Once a successful marketing campaign has commenced, we will have the bio-Ashtray manufactured by a manufacturer of plastic products in Potugal, the company Famolde. We have not entered into any written contract with Famolde. We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into sales agreements and delivery of our first product the bio-Ashtray. We are presently in the development stage of our business and we can provide no assurance that a commercially viable product will be accepted by the market place.

RESULTS OF OPERATION

	Three Month Period Ended September 30, 2009 and Fiscal Year Ended December 31, 2008		For the Period from November 14, 2008 (inception) to June 30, 2009
STATEMENT OF OPERATIONS DATA
Sales	-0-	-0-	-0-
General and Administrative Expenses
Salaries	$-0-	$-0-	$-0-
Depreciation and amortization	58	39	97
Legal and professional fees	836	4,750	5,586
Other general and administrative	133	48	181
Loss From Operations	$(1,027)	$(4,837)	$(5,864)
Other income (expense)
Currency losses	(682)	(51)	(733)
Net loss	$(1,709)	$(4,888)	$(6,597)

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

Three Month Period Ended September 30, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for the three month period ended September 30, 2009 was ($5,083) compared to a net loss of ($4,888) during fiscal year ended December 31, 2008. During the three month period ended September 30, 2009 and fiscal year ended December 31, 2008, we did not generate any revenue.

During the three month period ended September 30, 2009, we incurred general and administrative expenses of approximately $3,986 compared to $4,837 incurred during fiscal year ended December 31, 2008. These general and administrative expenses incurred during the three month period ended September 30, 2009 consisted of: (i) depreciation and amortization of $58 (2008: $39); (ii) legal and professional fees of $3,576 (2008: $4,750); and (iii) other general and administrative expenses of $352 (2008: $48).

General and administrative expenses incurred during the three month period ended September 30, 2009 compared to fiscal year ended December 31, 2008 decreased primarily due to the decrease in the incurrence of legal and professional fees, which were associated with the preparation and filing of our registration statement with the Securities and Exchange Commission. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations during the three month period ended June 30, 2009 was ($5,083) or ($0.0006) per share compared to a loss from operations of ($4,888) or ($0.0039) per share during fiscal year ended December 31, 2008. The weighted average number of shares outstanding was 8,876,100 for the three month period ended September 30, 2009 compared to 1,250,840 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2009

As at the three month period ended September 30, 2009, our current assets were $6,189 and our current liabilities were $1,628, which resulted in a working capital surplus of ($4,561). As at the three month period ended September 30, 2009, current assets were comprised of $6,189 in cash. As at the three month period ended September 30, 2009, current liabilities were comprised of: (i) $448 in accounts payable and accrued expenses; and (ii) $1,180 in advances from shareholders.

As at the three month period ended September 30, 2009, our total assets were $7,140 comprised of: (i) $6,189 in current assets; and (ii) $951 in organizational expenses, net of accumulated amortization. The slight decrease in total assets during the three month period ended September 30, 2009 from fiscal year ended December 31, 2008 was primarily due to the decrease in cash.

As at the three month period ended September 30, 2009, our total liabilities were $1,628 consisting entirely of current liabilities. The decrease in liabilities during the three month period ended September 30, 2009 from fiscal year ended December 31, 2008 was primarily due to a decrease in accounts payable and accrued expenses.

Stockholders’ equity decreased from $19,532 for fiscal year ended December 31, 2008 to stockholders’ equity of $5,512 for the three month period ended June 30, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2009, net cash flows used in operating activities was ($18,572), consisting primarily of a net loss of ($14,445). Net cash flows used in operating activities was changed by: (i) $175 in depreciation and amortization; and (ii) ($4,302) relating to accounts payable and accrued liabilities. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($99), consisting primarily of a net loss of ($4,888). Net cash flows used in operating activities was changed by: (i) $39 in amortization expense; and (ii) $4,750 in accounts payable and accrued liabilities

Cash Flows from Investing Activities

For the three month period ended September 30, 2009, net cash flows used in investing activities was ($0). For the fiscal year ended December 31, 2008, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended September 30, 2009, net cash flows provided from financing activities was $26,025 compared to $425 for fiscal year ended December 31, 2008. Cash flows from financing activities for the three month period ended September 30, 2009 consisted of $425 in proceeds from sale of common stock.

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

TWELVE MONTH OBJECTIVES bio-Ashtray

Twelve Month Objectives	Anticipated Costs	Time Frame
1. US patent of the bio-Ashtray.	$20,000	The patent process will commence once funding is available in which management is arranging. There is no guarantee that such funds can be raised.
2. Initial marketing campaign.	$35,000	Dependent upon additional financing.
3. Inventory.	$60,000	Dependent upon additional financing.
Total costs.	$115,000

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

BIO-STUFF

Dated: November 12, 2009	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and
Chief Executive Officer

Dated: November 12, 2009	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, Chief Financial
Officer