Form 10-K
period 2009-12-31
BIO-STUFF
filed 2010-03-31
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1258321

BIO-STUFF
 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

476 Rua da Misericordia, Suite 214, Lisbon, Portugal	1200-273
(Address of principal executive offices)	(Zip Code)

351 91 865 8993
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ]  No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [   ]     Accelerated Filer [   ]     Non-Accelerated Filer [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [X]  No [   ]

State issuer's revenues for its most recent fiscal year: None.

Number of shares of the registrant’s common stock outstanding as of March 17, 2010 was 8,876,100.

DOCUMENTS INCORPORATED BY REFERENCE: None

BIO-STUFF

Form 10-K

PART I.

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submissions of Matters to a Vote of Security Holders
Item 5. Unresolved Staff Comments
Item 6. Risk Factors

PART II.

Item 7. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities
Item 8. Selected Financial Data
Item 9. Management’s Discussion and Analysis of Financial Condition and Result of Operations
Item 9A. Quantitative and Qualitative Disclosures About Market Risk
Item 10. Financial Statements and Supplementary Data
Item 11. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 11A. Controls and Procedures
Item 11B. Other Information

PART III.

Item 12. Directors, Executive Officers and Corporate Governance
Item 13. Executive Compensation
Item 14. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 15. Certain Relationships and Related Transactions, and Director Independence
Item 16. Principal Accountant Fees and Services

PART IV.

Item 17. Exhibits, Financial Statement Schedules

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "BIO-STUFF," and the "Company" mean BIO-STUFF and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2009. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

Item 1. Business

BIO-STUFF was incorporated in the State of Nevada on November 14, 2008. BIO-STUFF is a design and development company of environmentally friendly waste disposal products for resorts and beaches using bio-degradable plastics. The "bio-Ashtray" is the first product the company has created. BIO-STUFF intends to begin marketing the product this year and generating revenues by the fiscal year end.

BIO-STUFF intends to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled.

We are presently in our first stage of growth.  This phase is estimated to be completed in the next twelve months.  During this first stage, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully marketing our “bio-Ashtray”. Contingent on the successful completion of our initial growth stage, we plan to aggressively expand our operation and business by distributing our initial product the “bio-ashtray” and creating additional bio-degradable products.

Item 2. Properties

Our property consists of office space located at 76 Rua da Misericordia, Suite 214, 1200-273 Lisbon, Portugal.  Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree where we need to hire several employees, we will have to find a larger space for our office.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Unresolved Staff Comments

None.

Item 6. Risk Factors

If we do not obtain additional financing, our business will fail.

We have a limited amount of operating funds, which will not be sufficient to meet the anticipated costs of our 12 month plan of operation.  Therefore, we will need to obtain additional financing in order to fully execute our plans. We have not earned any income since our inception.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us, in which case our business will fail.

We anticipate that we will incur the following expenses over the next twelve months:

TWELVE MONTH OBJECTIVES bio-Ashtray

Twelve Month Objectives	Anticipated Costs	Time Frame
1. Catalog product online	$3,500	Complete by May
2. US patent of the bio-Ashtray.	$20,000	Initiate by May.
3. Initial marketing campaign.	$35,000	Initiate by May.
4. Inventory.	$60,000	Build inventory after product sales.
Total costs.	$118,500

We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing. As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $24,108 for the period from our inception on November 14, 2008, through December 31, 2009, and we have no revenues to date.  Our future is dependent upon our ability to obtain financing and to execute upon a business plan that will create future profitable operations for our business.  These factors raise substantial doubt that we will be able to continue as a going concern. Thomas J Harris CPA, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital when needed, we will not be able to complete our business plan.  As a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in the Company is suitable.

Our founder director has the ability to significantly influence any matters to be decided by the stockholders, which may prevent or delay a change in control of our company.

Joao Prata dos Santos, our founder, has served as a director and is our majority shareholder since our inception.  As our founder, Mr. Prata currently owns approximately 80% of our common stock on a fully diluted basis.  As a result, he effectively controls the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition.  Any stockholders in favor of a matter that is opposed by Mr. Prata would not be able to obtain the number of votes necessary to overrule his votes.

We may conduct further offerings in the future in which case investors' shareholdings will be diluted.

Since our inception, we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current operations. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interests in us will be diluted. The result of this could reduce the value of current investors' stock.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to penny stock rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

·	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

·
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

·	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

·	contains a toll-free telephone number for inquiries on disciplinary actions;

·	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

·	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide the customer, prior to effecting any transaction in a penny stock, with: (a) bid and offer quotations for the penny stock; (b) the amount of compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Our common stock is not listed on a national exchange, and has had no trading activity since our initial public offering. If a public market develops in the future, it may be limited and highly volatile, which may generally affect any future price of our common stock.

Our common stock currently is listed only in the over-the-counter market on the OTCBB, which is a reporting service and not a securities exchange.  We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets for our common stock, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock.  The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

Trading activity in our common stock currently does not exist, and may never exist. Therefore, the current ability of an investor to resell shares of our common stock is limited. If and when our shares begin to trade,  trading activity in our common stock may be sporadic, illiquid and highly volatile.   Even if a market for our common stock does develop, investors may not be able to resell their common stock at or above the purchase price for which such investors purchased such shares.

There can be no assurance as to when, if ever, our common stock will trade in the future, and what the market price at any given time may be. The eventual market price may be below the purchase price for which an investor purchased his shares. Any future prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

·	the depth and liquidity of the markets for our common stock;

·	investor perception of BIO-STUFF and the industry in which we participate;

·	general economic and market conditions;

·
statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past;

·	quarterly variations in our results of operations;

·	general market conditions or market conditions specific to technology industries; and

·	domestic and international macroeconomic factors.

In addition, the stock market has recently experienced extreme price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of the specific companies.  As a result of the factors identified above, a stockholder (due to personal circumstances) may be required to sell his shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

PART II

Item 7. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “BIOI” since November 12, 2009. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Item 8. Selected Financial Data

Not applicable for smaller reporting company.

Item 9. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Overview

BIO-STUFF was incorporated in the State of Nevada on November 14, 2008. BIO-STUFF is a design and development company of environmentally friendly waste disposal products for resorts and beaches using bio-degradable plastics. The "bio-Ashtray" is the first product the company has created. BIO-STUFF intends to begin marketing the product this year and generate revenues by the fiscal year end.

BIO-STUFF intends to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled.

We are presently in our first stage of growth.  This phase is estimated to be completed in the next twelve months.  During this first stage, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully marketing our “bio-Ashtray”. Contingent on the successful completion of our initial growth stage, we plan to aggressively expand our operation and business by distributing our initial product the “bio-ashtray” and creating additional bio-degradable products.

This phase of our growth is designed to attract a modest level of business aimed at reaching a breakeven point and to create customer awareness of the Company as a quality distributor of bio-degradable waste disposal products for resorts, beaches and open air events. The budget for the next twelve (12) months of operation is estimated to be $118,500, which is being provided by our founding principal and shareholders if not able to be raised through equity financing.  A breakdown of the estimated costs for our next 12 months of operation are as follows:

TWELVE MONTH OBJECTIVES bio-Ashtray

Twelve Month Objectives	Anticipated Costs	Time Frame
1. Catalog product online	$3,500	Complete by May
2. US patent of the bio-Ashtray.	$20,000	Initiate by May.
3. Initial marketing campaign.	$35,000	Initiate by May.
4. Inventory.	$60,000	Build inventory after product sales.
Total costs.	$118,500

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.

Our net loss for the year ended December 31, 2009 was ($19,220) compared to a net loss of ($4,888) during year ended December 31, 2008. During the year ended December 31, 2009 and year ended December 31, 2008, we did not generate any revenue.

During the year ended December 31, 2009, we incurred general and administrative expenses of approximately $16,421 compared to $4,837 incurred during year ended December 31, 2008. These general and administrative expenses incurred during the year ended December 31, 2009 consisted of: (i) depreciation and amortization of $233 (2008: $39); (ii) legal and professional fees of $12,091 (2008: $4,750); and (iii) other general and administrative expenses of $6,896 (2008: $48).

General and administrative expenses incurred during the year ended December 31, 2009 compared to fiscal year ended December 31, 2008 decreased primarily due to the decrease in the incurrence of legal and professional fees, which were associated with the preparation and filing of our registration statement with the Securities and Exchange Commission. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Liquidity and Capital Resources

As at December 31, 2009

As at the year ended December 31, 2009, our current assets were $1,274 and our current liabilities were $1,430, which resulted in a working capital surplus of ($156). As at the year ended December 31, 2009, current assets were comprised of $1,274 in cash. As at the year ended December 31, 2009, current liabilities were comprised of: (i) $250 in accounts payable and accrued expenses; and (ii) $1,180 in advances from shareholders.

As at the year ended December 31, 2009, our total assets were $2,167 comprised of: (i) $1,274 in current assets; and (ii) $893 in organizational expenses, net of accumulated amortization. The slight decrease in total assets during the year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the decrease in cash.

As at the year ended December 31, 2009, our total liabilities were $1,430 consisting entirely of current liabilities. The decrease in liabilities during the year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to a decrease in accounts payable and accrued expenses.

Stockholders’ equity decreased from $19,532 for fiscal year ended December 31, 2008 to stockholders’ equity of $737 for the year ended December 31, 2009.

We believe we can satisfy our cash requirements for the next twelve months with equity financing or loans from our CEO. However, completion of our plan of operation is subject to attaining adequate financing. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $135,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

Inventory

We currently do not have any inventories.

Revenue Recognition

We have not earned any revenue to date.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Item 9A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

Item 10. Financial Statements and Supplementary Data

BIO-STUFF
Index to Financial Statements
(Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheet:
December 31, 2009 and 2008	F-2

Statements of Operations:
For the year ended December 31, 2009 and 2008	F-3

Statements of Stockholders' Deficit:
For the year ended December 31, 2009 and 2008	F-4

Statements of Cash Flows:
For the year ended December 31, 2009 and 2008	F-5

Notes to Financial Statements:
December 31, 2009	F-6

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BIO-STUFF
CARSON CITY, NEVADA

We have audited the balance sheets of BIO-STUFF a development stage company, as at DECEMBER 31, 2009 and 2008, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the periods from inception November 14, 2008 to DECEMBER 31, 2009 and 2008. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIO-STUFF a development stage company, as of December 31, 2009 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas J. Harris, CPA

Thomas J. Harris, CPA
March 14, 2010

BIO-STUFF
(A Development Stage Enterprise)
Balance Sheet
(Unaudited)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,274	$24,336
Accounts receivable	-	-
Inventory	-	-
Total current assets	1,274	24,336

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation
Net Fixed Assets	-	-

Other Assets
Deposits		-
Organizational expenses, net of accumulated amortization	893	1,126
Total Other Assets	893	1,126
Total assets	$2,167	$25,462

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$250	$4,750
Advances from shareholder	1,180	1,180
Total current liabilities	1,430	5,930

Total liabilities	1,430	5,930

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
and 8,876,100 shares issued and outstanding	8,876	8,876
Capital in excess of par value	15,969	15,969
Stock subscription receivable	-	(425)
Deficit accumulated during the development stage	(24,108)	(4,888)
Total stockholders' equity	737	19,532
Total liabilities and stockholders' equity	$2,167	$25,462

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
	Cumulative,
	Inception,
	November 17,
	2008 Through	Year-ended	Year-ended
	December 31,	December 31,	December 31,
	2009	2009	2008

Sales	$-	$-	$-

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Salaries	-
Depreciation and Amortization	272	233	39
Legal and professional fees	16,841	12,091	4,750
Demo Expense	3,000	3,000
Other general and administrative	1,145	1,097	48
Total operating expenses	21,258	16,421	4,837
(Loss) from operations	(21,258)	(16,421)	(4,837)

Other income (expense):
Interest Income	-		-
Currency Income/(losses)	(2,850)	(2,799)	(51)
Interest (expense)	-
(Loss) before taxes	(24,108)	(19,220)	(4,888)

Provision (credit) for taxes on income	-		-
Net (loss)	$(24,108)	$(19,220)	$(4,888)

Basic earnings (loss) per common share		$(0.0022)	$(0.0039)

Weighted average number of shares outstanding		8,876,100	1,250,840

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Stockholders' Equity
(Unaudited)

					Deficit
					Accumulated
			Capital in	Stock	During the
	Common Stock		Excess of	Subscription	Development
	Shares	Amount	Par Value	Receivable	Stage	Total

Inception, November 17, 2008

Founder Shares Issued	7,100,000	$7,100	$-	$-	$-	$7,100

Shares Issued	1,776,100	1,776	15,969			17,745

Stock subscription receivable				(425)		(425)

Development state net loss					(4,888)	(4,888)

Balances, December 31, 2008	8,876,100	8,876	15,969	(425)	(4,888)	19,532

Subscription receivable received				425		425

Development stage net loss					(19,220)	(19,220)

Balances, December 31, 2009	8,876,100	$8,876	$15,969	$-	$(24,108)	$737

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
	Cumulative,
	Inception,
	November 17,
	2008 Through
	December 31,	December 31,	December 31,
	2009	2009	2008

Cash flows from operating activities:
Net (loss)	$(24,108)	$(19,220)	$(4,888)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	272	233	39
Change in current assets and liabilities:
Inventory	-	-
Deposits	-	-
Accounts payable and accrued expenses	250	(4,500)	4,750
Net cash flows from operating activities	(23,586)	(23,487)	(99)

Cash flows from investing activities:
Purchase of other assets	(1,165)	-	(1,165)
		-
Net cash flows from investing activities	(1,165)	-	(1,165)

Cash flows from financing activities:
Proceeds from sale of common stock	24,845	425	24,420
Advances from shareholder	1,180	-	1,180

Net cash flows from financing activities	26,025	425	25,600
Net cash flows	1,274	(23,062)	24,336

Cash and equivalents, beginning of period	-	24,336
Cash and equivalents, end of period	$1,274	$1,274	$24,336

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
December 31, 2009

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

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
December 31, 2009

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

Note 2 - Uncertainty, going concern:
At December 31, 2009, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

The provision for refundable Federal income tax consists of the following:

	2009	2008
Refundable Federal income tax attributable to:
Current operations	$(19,220)	(4,888)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	19,220	4,888
Net refundable amount	-	-

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
December 31, 2009

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount are as follows:

	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$2,883	$733
Less, Valuation allowance	(2,883)	(733)
Net deferred tax asset	-	-

At December 31, 2009, an unused net operating loss carryover approximating $2,883 is available to offset future taxable income; it expires in 2028.

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

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
December 31, 2009

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

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
December 31, 2009

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

Item 11. Changes in and Disagreements with Accountants and Financing Disclosure

Our accountants are Thomas J Harris CPA, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 11A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did  maintain effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

None.

Item 11B. Other Information

On November 15, 2009 Claudia Brito Vaz was appointed Secretary and Director.

PART III.

Item 12. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director and his age as of December 31, 2009, is as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Joao Prata dos Santos
Bairro Calcada dos
Mestyres 11, N9
Lisbon, Portugal,
1070-192	31	CEO, CFO, Controller and Director	Inception to present

Claudia Brito Vaz
307 Seefeld Strasse
8008 Zurich Switzerland	26	Secretary and Director	November 15, 2009 to present

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Joao Prata dos Santos. Mr. Santos is an established designer for contemporary furniture creation, high end luxury interiors and industrial product design. His background ranges between consultancy for product concept and development, enterprise management and magazine collaboration on luxury and lifestyle issues. Mr. Santos has over 10 years experience as a self made business man, with in depth knowledge over international intellectual property registration and legislations.

As a designer and brand consultant, Mr. Santos created his solely owned company called PRATASTUDIO in 2004 that successfully implemented a simple industrial product called the RECstand, achieving international recognition by selling in some of the most important design shops worldwide (like COLETTE in Paris or VICON in Barcelona), as well as invitations to the top of pop events like SUPERSTUDIO PIU in Milan during the Saloni de Mobile. The RECstand is a stylish and universal CD storage system created from soft rubber. The patent for this product has been filed and approved in 45 countries and is sold internationally.

In 1999 Mr. Santos received a diploma on technical drawing for space and design from the Lisbon School of Fine Arts in Portugal.

Claudia Brito Vaz was appointed as Secretary and Director of Bio-Stuff November 15, 2009. Since 2008 she has been a product stewardship specialist with Dow Europe GmbH in Switzerland researching specialty chemicals, advanced materials, agrosciences and plastics products.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Item 13. Executive Compensation

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Compensation of Executive Officers: Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2009, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Joao Prata	2008	-	-	-	-	-	-	-	-
President, CEO, CFO and Director	2009	-	-	-	-	-	-	-	-
Claudia Brito Vaz Director	2009	-	-	-	-	-	-	-	-

Option Grants Table

There were no individual grants or stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2009, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officer and director.

Item 14. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2009, the number and percentage of outstanding shares of BIO-STUFF common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common Stock	Joao Prata dos Santos	7,100,000	79.99%
	Bairro Calcada dos
	Mestyres 11, N9
	Lisbon, Portugal,
	1070-192

Common Stock	Claudia Brito Vaz
	307 Seefeldstrasse
	8008 Zurich, Switzerland	50,000.56%

(1)	The percent of class is based on 8,876,100 shares of our common stock issued and outstanding as of March 17, 2010.

Item 15. Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

·	any of our directors or officers;

·	any person proposed as a nominee for election as a director;

·	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

·	any of our promoters; and

·	any relative or spouse of any of the foregoing persons who has the same house as such person.

Director Independence

Quotations for our common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  During the fiscal year ended December 31, 2009, Mr. Prata acted as our director and as our executive officer.  As such, we do not have any independent directors.

Item 16. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and December 31, 2008 were approximately $3,000 and $2,500 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2009 and December 31, 2008.

Tax Fees: There were no fees for tax services for the years ended December 31, 2009 and December 31, 2008.

All Other Fees: There were no fees billed for professional services other than those described above were for the years ended December 31, 2009 and December 31, 2008.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV.

Item 17. Exhibits, Financial Statement Schedules

3.1  Articles of Incorporation

3.2  Bylaws

23.1 Thomas J Harris, CPA.

31.1 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-STUFF

Dated: March 31, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and
Chief Executive Officer

Dated: March 31, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos
Chief Financial Officer