Form 10-Q
period 2010-03-31
BIO-STUFF
filed 2010-05-17
CIK 1454124

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 11, 2010
Common Stock, $0.001	8,876,100

BIO-STUFF

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BIO-STUFF

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010
(Unaudited)

Index to Financial Statements

Balance Sheet:
March 31, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three months ended March 31, 2010 and December 31, 2009	F-2

Statements of Cash Flows:
For the three months ended March 31, 2010 and December 31, 2009	F-3

Notes to Financial Statements:
March 31, 2010	F-4

BIO-STUFF (A Development Stage Enterprise) Balance Sheet (Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$3,571	$1,274
Accounts receivable	-	-
Inventory	-	-
Total current assets	3,571	1,274

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation
Net Fixed Assets	-	-

Other Assets
Deposits		-
Organizational expenses, net of accumulated amortization	835	893
Total Other Assets	835	893
Total assets	$4,406	$2,167

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,290	$250
Advances from shareholder	4,362	1,180
Total current liabilities	6,652	1,430

Total liabilities	6,652	1,430

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
and 8,876,100 shares issued and outstanding	8,876	8,876
Capital in excess of par value	15,969	15,969
Stock subscription receivable	-	-
Deficit accumulated during the development stage	(27,091)	(24,108)
Total stockholders' equity	(2,246)	737
Total liabilities and stockholders' equity	$4,406	$2,167

The accompanying notes are an integral part of these statements.

BIO-STUFF (A Development Stage Enterprise) Statements of Operations (Unaudited)
	Cumulative,
	Inception,
	November 17,	Three Months	Three Months
	2008 Through	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2010	2009

Sales	$-	$-	$-

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Salaries	-	-	-
Depreciation and Amortization	330	58	58
Legal and professional fees	20,631	3,790	836
Demo Expense	3,000
Other general and administrative	1,212	67	133
Total operating expenses	25,173	3,915	1,027
(Loss) from operations	(25,173)	(3,915)	(1,027)

Other income (expense):
Interest Income	-	-	-
Currency gains/(losses)	(1,918)	932	(682)
Interest (expense)	-
(Loss) before taxes	(27,091)	(2,983)	(1,709)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(27,091)	$(2,983)	$(1,709)

Basic earnings (loss) per common share		$(0.0003)	$(0.0002)

Weighted average number of shares outstanding		8,876,100	8,876,100

The accompanying notes are an integral part of these statements.

BIO-STUFF (A Development Stage Enterprise) Statements of Cash Flows (Unaudited)
	Cumulative,
	Inception,
	November 17,
	2008 Through
	March 31,	March 31,	March 31,
	2010	2010	2009

Cash flows from operating activities:
Net (loss)	$(27,091)	$(2,983)	$(1,709)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	330	58	58
Change in current assets and liabilities:
Inventory	-	-	-
Deposits	-	-	-
Accounts payable and accrued expenses	2,290	2,040	(3,414)
Net cash flows from operating activities	(24,471)	(885)	(5,065)

Cash flows from investing activities:
Purchase of other assets	(1,165)	-	-
		-	-
Net cash flows from investing activities	(1,165)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	24,845		425
Advances from shareholder	4,362	3,182	-

Net cash flows from financing activities	29,207	3,182	425
Net cash flows	3,571	2,297	(4,640)

Cash and equivalents, beginning of period	-	1,274	24,336
Cash and equivalents, end of period	$3,571	$3,571	$19,696

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these statements.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
March 31, 2010

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

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises.  Changes in classification of 2009 amounts have been made to conform to current presentations.

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
March 31, 2010

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

Note 2 - Uncertainty, going concern:

At March 31, 2010, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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
March 31, 2010

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
March 31, 2010

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
March 31, 2010

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

CURRENT BUSINESS OPERATIONS

We are a design and development company of environmentally friendly waste disposal products for resorts, beaches and open air promotional events using bio-degradable plastics. The “bio-Ashtray” is the first product we created. We launched our website www.biostuff.org in May 2009 and have recently updated the site. We have completed the development of the first prototype of the ‘bio-Ashtray” which was completed in September 2009. The metal mold for production was completed in October 2009.

We have started our initial marketing of the “bio-Ashtray to beach resorts, public beaches and open air event promoters. Promoters of open air events range from beverage, food, sport, automotive and fashion wear companies. We offer advertising print on the bio-Ashtray to customers which gives them inexpensive advertising as well as an environmentally responsible image by keeping beaches and open air venues clean. We further intend to create additional bio-degradable products ranging from plastic cutlery, cups and trash bins that promote easy disposal of waste by individuals enjoying open air events thereafter maintaining a low environmental impact when recycled. Any nature of out-door event could be accompanied by our product, making simple and cheap to prevent large numbers of people polluting the surrounding environment with cigarette butts.

We have begun the process of internationally patenting the “bio-Ashtray”. We are presently in our first stage of growth.  This phase is estimated to be completed in the next ten months.  During this first stage, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully marketing our “bio-Ashtray”. Contingent on the successful completion of our initial growth stage, we plan to aggressively expand our operation and business by distributing our initial product the “bio-ashtray” and creating additional bio-degradable products for open air events. We have earned no revenues to date.

RESULTS OF OPERATION

	Three Month Period Ended March 31, 2010 and Quarter ended March 31, 2009		For the Period from November 14, 2008 (inception) to March 31, 2010
STATEMENT OF OPERATIONS DATA
Sales	-0-	-0-	-0-
General and Administrative Expenses
Salaries	$-0-	$-0-	$-0-
Depreciation and amortization	58	58	330
Demo Expense	3,000	0	3,000
Legal and professional fees	3790	836	20,631
Other general and administrative	67	133	1,212
Loss From Operations	$(3,915)	$(1,027)	$(25,173)
Other income (expense)
Currency gains/(losses)	932	(682)	(1,918)
Net loss	$(2,983)	$(1,709)	$(27,091)

We have incurred losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, the sale of equity or from shareholder loans from our directors.

Three Month Period Ended March 31, 2010 Compared to Quarter Ended March 31, 2009.

Our net loss for the three month period ended March 31, 2010 was ($2,983) compared to a net loss of ($1,709) during quarter ended March 31, 2009. During the three month period ended March 31, 2010 and quarter ended March 31, 2009, we did not generate any revenue.

During the three month period ended March 31, 2010, we incurred general and administrative expenses of approximately $3,915 compared to $1,027 incurred during quarter ended March 31, 2009. These general and administrative expenses incurred during the three month period ended March 31, 2010 consisted of: (i) depreciation and amortization of $58 (2009: $58); (ii) legal and professional fees of $3,790 (2009: $836); and (iii) other general and administrative expenses of $67 (2009: $133).

General and administrative expenses incurred during the three month period ended March 31, 2010 compared to quarter ended March 31, 2009 increased primarily due to the increase in the incurrence of legal and professional fees, which were associated with the preparation and filing of our registration statement with the Securities and Exchange Commission. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations during the three month period ended March 31, 2010 was ($2,983) or ($0.0003) per share compared to a loss from operations of ($1,709) or ($0.0002) per share during quarter ended March 31, 2009. The weighted average number of shares outstanding was 8,876,100 for the three month period ended March 31, 2010 compared to 8,876,100 for quarter ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2010

As at the three month period ended March 31, 2010, our current assets were $3,571 and our current liabilities were $6,652, which resulted in a working capital surplus of ($3,081). As at the three month period ended March 31, 2010, current assets were comprised of $3,571 in cash. As at the three month period ended March 31, 2010, current liabilities were comprised of: (i) $2,290 in accounts payable and accrued expenses; and (ii) $4,362 in advances from shareholders.

As at the three month period ended March 31, 2010, our total assets were $4,406 comprised of: (i) $3,571 in current assets; and (ii) $835 in organizational expenses, net of accumulated amortization. The decrease in total assets during the three month period ended March 31, 2010 from quarter ended March 31, 2009 was primarily due to the decrease in cash.

As at the three month period ended March 31, 2010, our total liabilities were $4,406 consisting entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2010 from quarter ended March 31, 2009 was primarily due to an increase in advances from shareholder.

Stockholders’ equity decreased from $19,532 for quarter ended March 31, 2009 to stockholders’ equity of ($2,246) for the three month period ended March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was ($885), consisting primarily of a net loss of ($2,983). Net cash flows used in operating activities was changed by: (i) $58 in depreciation and amortization; and (ii) $2,040 relating to accounts payable and accrued liabilities. For quarter ended March 31, 2009, net cash flows used in operating activities was ($5,065), consisting primarily of a net loss of ($1,709). Net cash flows used in operating activities was changed by: (i) $58 in amortization expense; and (ii) ($3,414) in accounts payable and accrued liabilities

Cash Flows from Investing Activities

For the three month period ended March 31, 2010, net cash flows used in investing activities was ($0). For the quarter ended March 31, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and shareholder loans from our directors. For the three month period ended March 31, 2010, net cash flows provided from financing activities was $3,182 compared to $425 for quarter ended March 31, 2009. Cash flows from financing activities for the three month period ended March 31, 2010 consisted of $3,182 in proceeds from advances from shareholder.

We expect that working capital requirements will continue to be funded through a combination of further issuances of securities or from our directors. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities or from shareholder loans from our directors. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

TWELVE MONTH OBJECTIVES bio-Ashtray

Twelve Month Objectives	Anticipated Costs	Time Frame
2. US patent of the bio-Ashtray.	$15,000	Initiated
3. Initial marketing campaign.	$35,000	Initiated
4. Inventory.	$60,000	Build inventory after product sales.
Total costs.	$110,000

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

BIO-STUFF

Dated: May 17, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and Chief Executive Officer

Dated: May 17, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, Chief Financial Officer