Form 10-Q
period 2010-06-30
BIO-STUFF
filed 2010-08-09
CIK 1454124

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 4, 2010
Common Stock, $0.001	8,876,100

BIO-STUFF

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

BIO-STUFF

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

BIO-STUFF (A Development Stage Enterprise) Index to Financial Statements (Unaudited)

Balance Sheet:
June 30, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three and six months ended June 30, 2010 and 2009	F-2

Statements of Cash Flows:
For the six months ended June 30, 2010 and 2009	F-3

Notes to Financial Statements:
June 30, 2010	F-4

BIO-STUFF (A Development Stage Enterprise) Balance Sheet (Unaudited)

		December 31,
	June 30,	2009
	2010	Audited

ASSETS
Current assets:
Cash	$1,684	$1,274
Accounts receivable	-	-
Inventory	-	-
Total current assets	1,684	1,274

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation
Net Fixed Assets	-	-

Other Assets
Deposits		-
Organizational expenses, net of accumulated amortization	776	893
Total Other Assets	776	893
Total assets	$2,460	$2,167

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$-	$250
Advances from shareholder	7,362	1,180
Total current liabilities	7,362	1,430

Total liabilities	7,362	1,430

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
and 8,876,100 shares issued and outstanding	8,876	8,876
Capital in excess of par value	15,969	15,969
Stock subscription receivable	-	-
Deficit accumulated during the development stage	(29,747)	(24,108)
Total stockholders' equity	(4,902)	737
Total liabilities and stockholders' equity	$2,460	$2,167

The accompanying notes are an integral part of these financial statements.

BIO-STUFF (A Development Stage Enterprise) Statements of Operations (Unaudited)

	Cumulative,
	Inception,
	November 17,	Three months	Three Months	Six Months	Three Months
	2008 Through	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2010	2009

Sales	$-	$-			$-

Cost of Sales	-	-			-

Cost of Sales	-	-			-

General and administrative expenses:
Salaries	-	-			-
Depreciation and Amortization	388	58	58	117	117
Legal and professional fees	23,007	2,377	4,267	6,167	5,103
Demo Expense	3,000		3,000	-	3,000
Other general and administrative	1,357	144	410	211	542
Total operating expenses	27,752	2,579	7,735	6,495	8,762
(Loss) from operations	(27,752)	(2,579)	(7,735)	(6,495)	(8,762)

Other income (expense):
Interest Income	-	-			-
Currency gains/(losses)	(1,995)	(77)	82	856	(600)
Interest (expense)	-
(Loss) before taxes	(29,747)	(2,656)	82	856	(9,362)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$(29,747)	$(2,656)	$(7,653)	$(5,639)	$(9,362)

Basic earnings (loss) per common share		$(0.0003)	$(0.0009)	$(0.0006)	$(0.0002)

Weighted average number of shares outstanding		8,876,100	8,876,100	8,876,100	8,876,100

The accompanying notes are an integral part of these financial statements.

BIO-STUFF (A Development Stage Enterprise) Statements of Cash Flows (Unaudited)

	Cumulative,
	Inception,
	November 17,
	2008 Through
	June 30,	June 30,	June 30,
	2010	2010	2009

Cash flows from operating activities:
Net (loss)	$(29,747)	$(5,639)	$(9,362)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	389	117	116
Change in current assets and liabilities:
Inventory	-	-	-
Deposits	-	-	-
Accounts payable and accrued expenses	-	(250)	(1,750)
Net cash flows from operating activities	(29,358)	(5,772)	(10,996)

Cash flows from investing activities:
Purchase of other assets	(1,165)	-	-
		-	-
Net cash flows from investing activities	(1,165)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	24,845		425
Advances from shareholder	7,362	6,182	-

Net cash flows from financing activities	32,207	6,182	425
Net cash flows	1,684	410	(10,571)

Cash and equivalents, beginning of period	-	1,274	24,336
Cash and equivalents, end of period	$1,684	$1,684	$13,765

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
June 30, 2010

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

Fair value of financial instruments and derivative financial instruments – We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
June 30, 2010

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

Note 3 - Federal income tax:
We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
June 30, 2010

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

Note 5 - New accounting pronouncements:
 In May 2008, the Accounting Standards Codification issued 944.20.15, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944.20.05”.  Accounting Standards Codification 944.20.15 clarifies how Accounting Standards Codification 944.20.05 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944.20.15 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
June 30, 2010

In March 2008, the Accounting Standards Codification issued 815.10.15, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Accounting Standards Codification 815.10.05.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815.10.15 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815.10.15, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.10.65.  This statement amends Accounting Standards Codification  810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805.10.10 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

BIO-STUFF
(A development stage enterprise)
Notes to Financial Statements
June 30, 2010

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.10.05.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820.10.05, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bio-Stuff was incorporated in the State of Nevada on November 14, 2008.  On approximately June 30, 2009, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared our registration statement effective as of April 9, 2009. We  commencemened  trading on the Over-the-Counter Bulletin Board  November 12, 2009 under the symbol BIOI.

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

RESULTS OF OPERATION

	Three Month Period Ended June 30, 2010 and Quarter ended June 30, 2009		For the Period from November 14, 2008 (inception) to June 30, 2010
STATEMENT OF OPERATIONS DATA
Sales	-0-	-0-	-0-
General and Administrative Expenses
Salaries	$-0-	$-0-	$-0-
Depreciation and amortization	58	58	388
Demo Expense	0	3,000	3,000
Legal and professional fees	2,377	4,267	23,007
Other general and administrative	144	410	1,357
Loss From Operations	$(2,579)	$(7,735)	$(27,752)
Other income (expense)
Currency gains/(losses)	(77)	82	(1,995)
Net loss	$(2,656)	$(7,653)	$(29,747)

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

Three Month Period Ended June 30, 2010 Compared to Quarter Ended June 30, 2009.

Our net loss for the three month period ended June 30, 2010 was ($2,656) compared to a net loss of ($7,653) during quarter ended June 30, 2009. During the three month period ended June 30, 2010 and quarter ended June 30, 2009, we did not generate any revenue.

During the three month period ended June 30, 2010, we incurred general and administrative expenses of approximately $2,579 compared to $7,735 incurred during quarter ended June 30, 2009. These general and administrative expenses incurred during the three month period ended June 30, 2010 consisted of: (i) depreciation and amortization of $58 (2009: $58); (ii) legal and professional fees of $2,377 (2009: $4,267); and (iii) other general and administrative expenses of $144 (2009: $410).

General and administrative expenses incurred during the three month period ended June 30, 2010 compared to quarter ended June 30, 2009 decreased primarily due to a decrease in legal and professional fees, which were associated with the preparation and filing of our registration statement with the Securities and Exchange Commission and a one time charge for Demo Expense of $3,000. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations during the three month period ended June 30, 2010 was ($2,656) or ($0.0003) per share compared to a loss from operations of ($7,653) or ($0.0009) per share during quarter ended June 30, 2009. The weighted average number of shares outstanding was 8,876,100 for the three month period ended June 30, 2010 compared to 8,876,100 for quarter ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2010

As at the three month period ended June 30, 2010, our current assets were $1,684 and our current liabilities were $7,362, which resulted in a working capital deficit of ($5,678). As at the three month period ended June 30, 2010, current assets were comprised of $1,684 in cash. As at the three month period ended June 30, 2010, current liabilities were comprised of: (i) $0 in accounts payable and accrued expenses; and (ii) $7,362 in advances from shareholders.

As at the three month period ended June 30, 2010, our total assets were $2,460 comprised of: (i) $1,684 in current assets; and (ii) $776 in organizational expenses, net of accumulated amortization. The decrease in total assets during the three month period ended June 30, 2010 from quarter ended June 30, 2009 was primarily due to the decrease in cash.

As at the three month period ended June 30, 2010, our total liabilities were $7,362 consisting entirely of current liabilities. The increase in liabilities during the three month period ended June 30, 2010 from quarter ended June 30, 2009 was primarily due to an increase in advances from shareholder.

Stockholders’ equity decreased from $10,595 for quarter ended June 30, 2009 to stockholders’ equity of ($4,902) for the six month period ended June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2010, net cash flows used in operating activities was ($5,772), consisting primarily of a net loss of ($5,639). Net cash flows used in operating activities was changed by: (i) $117in depreciation and amortization; and (ii) ($250) relating to accounts payable and accrued liabilities. For quarter ended June 30, 2009, net cash flows used in operating activities was ($10,996), consisting primarily of a net loss of ($9,362). Net cash flows used in operating activities was changed by: (i) $116 in amortization expense; and (ii) ($1,750) in accounts payable and accrued liabilities

Cash Flows from Investing Activities

For the three month period ended June 30, 2010, net cash flows used in investing activities was ($0). For the quarter ended June 30, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and shareholder loans from our directors. For the three month period ended June 30, 2010, net cash flows provided from financing activities was $6,182 compared to $425 for quarter ended June 30, 2009. Cash flows from financing activities for the six month period ended June 30, 2010 consisted of $3,000 in proceeds from advances from shareholder.

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

BIO-STUFF

Dated: August 9, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and
Chief Executive Officer

Dated: August 9, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, Chief Financial
Officer