Form 10-Q
period 2010-09-30
BIO-STUFF
filed 2010-11-15
CIK 1454124

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2010
Common Stock, $0.001	8,876,100

BIO-STUFF

Form 10-Q

BIO-STUFF
(A Development Stage Enterprise)
Index to Financial Statements
(Unaudited)

Balance Sheet:
September 30, 2010 and December 31, 2009	F-1

Statements of Operations:
For the three and nine months ended September 30, 2010 and 2009	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2010 and 2009	F-3

Notes to Financial Statements:
September 30, 2010	F-4

		BIO-STUFF
		(A Development Stage Enterprise)
		Balance Sheet
		(Unaudited)
		December 31,
	September 30,	2009
	2010	Audited

ASSETS
Current assets:
Cash	$465	$1,274
Accounts receivable	-	-
Inventory	-	-
Total current assets	465	1,274

Fixed Assets
Furniture and Equipment	-	-
Computer Equipment
Leasehold Improvements
Total Fixed Assets	-	-
Less Accumulated Depreciation
Net Fixed Assets	-	-

Other Assets
Deposits		-
Organizational expenses, net of accumulated amortization	718	893
Total Other Assets	718	893
Total assets	$1,183	$2,167

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$1,750	$250
Advances from shareholder	9,067	1,180
Total current liabilities	10,817	1,430

Total liabilities	10,817	1,430

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 authorized,
and 8,876,100 shares issued and outstanding	8,876	8,876
Capital in excess of par value	15,969	15,969
Stock subscription receivable	-	-
Deficit accumulated during the development stage	(34,479)	(24,108)
Total stockholders' equity	(9,634)	737
Total liabilities and stockholders' equity	$1,183	$2,167

					BIO-STUFF
					(A Development Stage Enterprise)
					Statements of Operations
					(Unaudited)
	Cumulative,
	Inception,
	November 17,	Three months	Three Months	Nine Montsh	Nine Montsh
	2008 Through	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009

Sales	$-	$-			$-

Cost of Sales	-	-			-

Cost of Sales	-	-			-

General and administrative expenses:
Salaries	-	-			-
Depreciation and Amortization	446	58	58	175	175
Legal and professional fees	27,446	4,439	3,577	10,606	8,679
Demo Expense	3,000			-	3,000
Other general and administrative	1,432	75	351	285	893
Total operating expenses	32,324	4,572	3,986	11,066	12,747
(Loss) from operations	(32,324)	(4,572)	(3,986)	(11,066)	(12,747)

Other income (expense):
Interest Income	-	-			-
Currency gains/(losses)	(2,155)	(160)	(1,097)	695	(1,698)
Interest (expense)	-
(Loss) before taxes	(34,479)	(4,732)	(1,097)	695	(14,445)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$(34,479)	$(4,732)	$(5,083)	$(10,371)	$(14,445)

Basic earnings (loss) per common share		$(0.0005)	$(0.0006)	$(0.0012)	$(0.0002)

Weighted average number of shares outstanding		8,876,100	8,876,100	8,876,100	8,876,100

			BIO-STUFF
			(A Development Stage Enterprise)
			Statements of Cash Flows
			(Unaudited)
	Cumulative,
	Inception,
	November 17,
	2008 Through
	September 30,	September 30,	September 30,
	2010	2010	2009

Cash flows from operating activities:
Net (loss)	$(34,479)	$(10,371)	$(14,445)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	447	175	175
Change in current assets and liabilities:
Inventory	-	-	-
Deposits	-	-	-
Accounts payable and accrued expenses	1,750	1,500	(4,302)
Net cash flows from operating activities	(32,282)	(8,696)	(18,572)

Cash flows from investing activities:
Purchase of other assets	(1,165)	-	-
		-	-
Net cash flows from investing activities	(1,165)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	24,845		425
Advances from shareholder	9,067	7,887	-

Net cash flows from financing activities	33,912	7,887	425
Net cash flows	465	(809)	(18,147)

Cash and equivalents, beginning of period	-	1,274	24,336
Cash and equivalents, end of period	$465	$465	$6,189

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

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

Note 2 - Uncertainty, going concern:

At September 30, 2010, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

The provision for refundable Federal income tax consists of the following:

Refundable Federal income tax attributable to:	2009	2008
Current Operations	$(19,220)	(4,888)
Less, Nondeductible expenses	-0-	-0-
-Less change in valuation allowance	19,220	4,888
Net refundable amount	-

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount are as follows:

Deferred tax asset attributable to:	2009	2008
Net operating loss carryover	$2,883	$733
Less, Valuation allowance	(2,883)	(733)
Net deferred tax asset	-	-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Bio-Stuff was incorporated in the State of Nevada on November 14, 2008.  On approximately June 30, 2009, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Securities and Exchange Commission declared the registration statement effective as of April 9, 2009. The Company  commenced  trading on the Over-the-Counter Bulletin Board  November 12, 2009 under the symbol BIOI.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Bio-Stuff," refers to Bio-Stuff.

CURRENT BUSINESS OPERATIONS

The Company is a design and development company of environmentally friendly waste disposal products for resorts, beaches and open air promotional events using bio-degradable plastics. The “bio-Ashtray” is the first product we created. We launched our website www.biostuff.org in May 2009 and have recently updated the site. We have completed the development of the first prototype of the ‘bio-Ashtray” which was completed in September 2009. The metal mold for production was completed in October 2009.

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

RESULTS OF OPERATION

	Nine Month Period Ended Sept 30, 2010 and Quarter ended Sept 30, 2009		For the Period from November 14, 2008 (inception) to Sept 30, 2010
STATEMENT OF OPERATIONS DATA
Sales	-0-	-0-	-0-
General and Administrative Expenses
Salaries	$-0-	$-0-	$-0-
Depreciation and amortization	58	175	466
Demo Expense	0	0	3,000
Legal and professional fees	4,439	10,606	27,446
Other general and administrative	75	285	1,432
Loss From Operations	$(4,572)	$(11,066)	$(32,324)
Other income (expense)
Currency gains/(losses)	(160)	695	(2,155)
Net loss	$(4,732)	$(10,371)	$(34,479)

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

Three Month Period Ended September 30, 2010 Compared to Quarter Ended September 30, 2009.

Our net loss for the three month period ended September 30, 2010 was ($4,732) compared to a net loss of ($5,083) during quarter ended September 30, 2009. During the three month period ended September 30, 2010 and quarter ended September 30, 2009, we did not generate any revenue.

During the three month period ended September 30, 2010, we incurred general and administrative expenses of approximately $4,572 compared to $3,986 incurred during quarter ended September 30, 2009. These general and administrative expenses incurred during the three month period ended September 30, 2010 consisted of: (i) depreciation and amortization of $58 (2009: $58); (ii) legal and professional fees of $4,439 (2009: $3,577); and (iii) other general and administrative expenses of $75 (2009: $351).

General and administrative expenses incurred during the three month period ended September 30, 2010 compared to quarter ended September 30, 2009 increased primarily due to an increase in legal and professional fees, which were associated with an increase in administrative legal costs incurred by the Company. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Our loss from operations during the three month period ended September 30, 2010 was ($4,732) or ($0.0005) per share compared to a loss from operations of ($5,083) or ($0.0006) per share during quarter ended September 30, 2009. The weighted average number of shares outstanding was 8,876,100 for the three month period ended September 30, 2010 compared to 8,876,100 for quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2010

As at September 30, 2010, our current assets were $465 and our current liabilities were $10,817, which resulted in a working capital deficit of ($10,352). As at September 30, 2010, current assets were comprised of $465 in cash. As at September 30, 2010, current liabilities were comprised of: (i) $1,750 in accounts payable and accrued expenses; and (ii) $9,067 in advances from shareholders.

As at September 30, 2010, our total assets were $1,183 comprised of: (i) $465 in current assets; and (ii) $718 in organizational expenses, net of accumulated amortization. The decrease in total assets during the three month period ended September 30, 2010 from quarter ended September 30, 2009 was primarily due to the decrease in cash.

As at September 30, 2010, our total liabilities were $10,817 consisting entirely of current liabilities. The increase in liabilities as at September 30, 2010 from quarter ended September 30, 2009 was due to an increase in advances from shareholder and an increase in accounts payable.

Stockholders’ equity decreased from $5,512 for quarter ended September 30, 2009 to stockholders’ deficit of ($9,634) for the nine month period ended September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was ($8,696), consisting primarily of a net loss of ($10,371). Net cash flows used in operating activities was changed by: (i) $175 in depreciation and amortization; and (ii) $1,500 relating to accounts payable and accrued liabilities. For nine months ended September 30, 2009, net cash flows used in operating activities was ($18,572), consisting primarily of a net loss of ($14,445). Net cash flows used in operating activities was changed by: (i) $175 in amortization expense; and (ii) ($4,302) in accounts payable and accrued liabilities

Cash Flows from Investing Activities

For the three month period ended September 30, 2010, net cash flows used in investing activities was ($0). For the quarter ended Spetember 30, 2009, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and shareholder loans from our directors. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was $7,887 compared to $425 for the nine months ended September 30, 2009. Cash flows from financing activities for the nine month period ended September 30, 2010 consisted of $7,887 in proceeds from advances from shareholder.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

BIO-STUFF

Dated: November 12, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, President and
Chief Executive Officer

Dated: November 12, 2010	By: /s/ Joao Prata dos Santos
Joao Prata dos Santos, Chief Financial
Officer