Form 10-Q
period 2011-03-31
5Barz International, Inc.
filed 2011-05-17
CIK 1454124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 333-1258321

5BARz International Inc.

(Exact name of registrant as specified in it charter)
Nevada	26-4343002
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

25910 Acero, Suite 370
Mission Viejo, California 92691

 (Address of principal executive offices)

949-916-3261

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date:  88,769,800 issued and outstanding as of  May 13, 2011.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

5BARZ INTERNATIONAL, INC.
Formerly BIO-STUFF
Index to Financial Statements
(Unaudited)

Balance Sheet:
As at March 31,2011 and December 31, 2010	F-2

Statements of Operations:
For the three months ended March 31, 2011 and March 31, 2010	F-3

Statements of Cash Flows:
For the three months ended March 31, 2011 and March 31, 2010	F-4

Notes to Financial Statements:
March 31,2011	F-5

5BARZ INTERNATIONAL, INC.
Formerly BIO-STUFF
(A Development Stage Enterprise)
Balance Sheet As of December 31, 2010 and March 31,2011
(Unaudited)

	March 31,	December 31,
	2011	2010
		(Restated)
ASSETS
Current assets:
Cash	$173,104	$-
Due from shareholder	46,382	(8,602)
Subscription receivable	350,000	-
Total current assets	569,487	(8,602)

Fixed Assets
Furniture and equipment (net of accumulated depreciation)	873	-

Other assets
Due from Cellynx under line of credit agreement	80,000	20,000
Intellectual property	1,883,650	1,883,650
Total other assets	1,963,650	1,903,650
Total assets	$2,534,010	$1,895,049

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$128,026	$15,220
Due to Cellynx	1,239,566	1,439,566
Note payable to related party	257,122	370,000
Related party loans	80,167	84,997
Total current liabilities	1,704,881	1,909,783

Total liabilities	1,704,881	1,909,783

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized;
88,220,000 and 87,569,800 shares issued and outstanding
as of March 31,2010 and December 31 2010, respectively	88,220	87,570
Capital in excess of par value	600,275	(49,075)
Shares subscribed	350,000	-
Deficit accumulated during the development stage	(209,367)	(53,230)
Total stockholders' equity	829,128	(14,735)
Total liabilities and stockholders' equity	$2,534,010	$1,895,048

See Notes to Financial Statements

5BARZ INTERNATIONAL, INC.
Formerly BIO-STUFF
(A Development Stage Enterprise)
Statements of Operations for the three months ended March 31, 2011 and March 31, 2010
(Unaudited)
	Cumulative,
	Inception,
	November 14,	Three months	Three months
	2008 Through	ended	ended
	March 31,	March 31,	March 31,
	2011	2011	2010

Sales	$-	$-	$-

Selling general and administrative expenses:
Depreciation and amortization	493	46	58
Accounting & administrative	6,700	6,700	-
Bank charges & interest	4,913	4,913	-
Consulting fees	79,500	79,500	-
Demo Expense	3,000	-	-
Filing fees and investor expenses	16,358	12,575	-
Legal and professional fees	59,905	18,208	3,790
Public Relations	3,800	3,800	-
Telephone & internet expense	4,303	4,303	-
Transfer agent	2,070	2,070	-
Travel, accomodation and meals	22,649	22,649	-
Other general and administrative	2,803	1,373	67
Total operating expenses	206,494	156,137	3,915
(Loss) from operations	(206,494)	(156,137)	(3,915)

Other income (expense):
Foreign currency gain/(loss)	(2,155)	-	932
Other expenses	(718)	-	-
(Loss) before taxes	(209,367)	(156,137)	(2,983)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(209,367)	$(156,137)	$(2,983)

Basic earnings (loss) per common share		$(0.0018)	$(0.0000)

Weighted average number of shares outstanding		88,151,050	159,769,800

See Notes to Financial Statements

5BARZ INTERNATIONAL, INC.
Formerly BIO-STUFF
(A Development Stage Enterprise)
Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010
(Unaudited)
	Cumulative,
	Inception,
	November 14,	Three months	Three months
	2008 Through	ended	ended
	March 31,	March 31,	March 31,
	2011	2011	2010

Cash flows from operating activities:
Net (loss)	(175,357)	$(156,137)	$(2,983)
	-
Adjustments to reconcile net (loss) to cash	-
provided (used) by developmental stage activities:	-
Due from shareholder	(54,984)	(54,984)	(389)
Depreciation and Amortization	(873)	(873)	58
Change in current assets and liabilities:	-
Accounts payable and accrued expenses	128,026	112,806	2,040
Related party loans	(4,830)	(4,830)	-
Net cash flows from operating activities	(108,018)	(104,018)	(1,274)
	-
Cash flows from investing activities:	-
Due from Cellynx - Line of Credit	(80,000)	(60,000)
Purchase of intellectual property	(1,883,650)	-	-
Net cash flows from investing activities	(1,963,650)	(60,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	688,495	650,000	-
Due to Cellynx	(200,000)	(200,000)
Note payable to related party	(112,878)	(112,878)
Net cash flows from financing activities	375,617	337,122	-
Net cash flows	(1,696,051)	173,104	(1,274)

Cash and equivalents, beginning of period	-	-	1,274
Cash and equivalents, end of period	173,104	$173,104	$-
	-
Supplemental cash flow disclosures:	-
Cash paid for interest	2,433	$1,018	$-

See Notes to Financial Statements

5BARZ INTERNATIONAL INC.
(Formerly Bio-Stuff)
(A development stage enterprise)
Notes to Financial Statements
March 31, 2011

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – 5BARz International Inc. (formerly Bio-Stuff), (“We,” or “the Company”) is a Nevada corporation incorporated on November 17, 2008.

The Company holds a 50%  interest in certain intellectual property underlying the 5BARz products, a highly engineered microcell technology often referred to as “cellular network extenders.” In addition, the Company hasentered into a global sales and distribution agreement which provides for the global sales and marketing of products produced under the 5BARz brand.

Prior thereto, the Company was a designated “shell Company” holding certain technology related to bio-degradable product.

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

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation was computed primarily by the  straight line  method over the estimated useful lives of the assets ranging from three to five years from inception to March 31, 2011

Fair value of financial instruments and derivative financial instruments – We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

5BARZ INTERNATIONAL INC.
(Formerly Bio-Stuff)
(A development stage enterprise)
Notes to Financial Statements
March 31, 2011

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

Note 2 - Uncertainty, going concern:
At March 31, 2011, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz product, the Companu has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provision for refundable Federal income tax consists of the following:

2010                        2009
Refundable Federal income tax attributable to:
Current operations                                                                                    $(29,122)                      (19,220)
Less, Nondeductible expenses                                                                                          -0-                               -0-
Less, Change in valuation allowance                                                                        29,122                         19,220
Net refundable amount                                                                                                         -

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

2010                      2009
Deferred tax asset attributable to:
Net operating loss carryover                                                                           $9,901                     $2,883
Less, Valuation allowance                                                                                                (9,901)                    (2,883)
 Net deferred tax asset                                                                                                    -                             -

At December 31, 2010, an unused net operating loss carryover approximating $53,230 is available to offset future taxable income; those losses start to expire in 2028.

5BARZ INTERNATIONAL INC.
(Formerly Bio-Stuff)
(A development stage enterprise)
Notes to Financial Statements
March 31, 2011

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

On November 15, 2010, our Directors initiated a forward stock split of 18:1 and increased the authorized shares from 100,000,000 to 250,000,000

On December 30, 2010, the Directors approved the cancellation of 87,800,000 shares of common stock.

On December 31, 2010, the Directors issued 15,600,000 shares in conjunction with the acquisition of certain assets, more fully described in Note 6

On January 10, 2011 the Company issued 300,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $300,000.

On January 15, 2011 the Company issued 200,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $200,000.

On March 9, 2011 the Company issued 150,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $150,000.

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

5BARZ INTERNATIONAL INC.
(Formerly Bio-Stuff)
(A development stage enterprise)
Notes to Financial Statements
March 31, 2011

The purchase of this assignment agreement was made for proceeds of $383,650, which is comprised of a note payable in the amount of $370,000 and the issuance of 15,600,000 shares of common stock.  The note payable bears no interest and has no specific terms of repayment.

Pursuant to the terms of the asset purchase agreement, the Company is obligated to a series of payments for a ½ interest in the 5BARz intellectual property for aggregate payments of $1,500,000. Payable as follows;

(a) $200,000 which shall be credited from the advance by the Buyer to the Seller pursuant to the Line of Credit Agreement, and which shall be paid on or before February 28, 2011;

(b) $40,000 to be paid on or before March 31, 2011; and

(c) $1,260,000 to be paid on or before June 30, 2011.

As consideration for the licenses granted by CELLYNX, the Company shall pay to CELLYNX a fee (the “Marketing and Distribution Fee”) amounting to 50% of the Company’s Net Earnings. The Marketing and Distribution Fee will be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year.

In the event that the Buyer fails to pay any Marketing and Distribution Fee when due, simple interest shall accrue on such unpaid Marketing and Distribution Fee at a rate of six percent (6%) (the “Default Interest”), and shall continue to accrue until such unpaid Marketing and Distribution Fee, plus any accrued interest, is paid in full to the Seller.

Note 6 – Related Party Transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the Director is also the Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  The note payable bears no interest and has no specific terms of repayment. The balance of this loan at March 31, 2011 is $331,294.

At March 31, 2010 the Company had a note payable due to a related party in the amount of $257,122 (2010 - $370,000).  The note payable accrues interest at a rate of 5% per annum, and during the quarter, interest in the amount of $3,895 was charged pursuant to the terms of this note.

At March 31, the Company had a amount due to related party of  $80,167, (2010 - $84,997)  The amount due to related party is non-interest bearing and has no specific terms of repayment.

On March 31, 2011 the Company had an amount due from a shareholder of the Company in the amount of $46,382 (2010 – ($8,602)).  The loan is non interest bearing and has no fixed terms of repayment.

5BARZ INTERNATIONAL INC.
(Formerly Bio-Stuff)
(A development stage enterprise)
Notes to Financial Statements
March 31, 2011
NOTE 7 – Commitments:

On December 30, 2010 the Company entered into a commitment to provide to the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars.  The balance due under that agreement bears interest a a rate of 6% per annum and is repayable on October 5, 2012.  At March 31, 2011, the Company had advanced $280,000 under the agreement, of which $200,000 had been repaid by conversion to a deposit under the asset purchase agreement.  At March 31, 2010 the balance due under the line of credit agreement is $80,000. The Line of Credit agreement is secured by a general assignment of the net assets of Cellynx Group, Inc.

NOTE 8 – Stock purchase agreement of Cellynx

On January 7, 2011 the Company entered into a stock purchase agreement from two shareholders of Cellynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of Cellynx Group, Inc. a Company. That acquisition represents a 34% equity interest in Cellynx Group, Inc. and is made for total proceeds of $634,126. To date the Company has paid $100,000 on January 7, 2011 and a further $70,000 on March 9, 2011.  The final payment required to be made April 8, 2011 has not been made.

NOTE 9 – Private Placement
On January 10, 2011 the Company completed a private placement of 300,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $300,000.

On January 15, 2011 the Company completed a private placement of  200,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $200,000.

On March 9, 2011 the Company completed a private placement of 150,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $150,000.
The Company issued the securities pursuant to a Regulation “S” exemption from registration.

NOTE 10 – Subsequent events

On April 4, 2011 the Company completed a private placement of 350,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $350,000. The Company issued the securities pursuant to a Regulation “S” exemption from registration.

On April 7, 2011 the Company completed a private placement of 200,000 common shares to an accredited investor for aggregate proceeds of $200,000.The Company issued the securities pursuant to a Regulation “S” exemption from registration.

On May 15, 2011 the Company entered into an amending agreement to amend the commitment to provide to the co-owner of the Company’s intellectual property the remaining sum due under the asset purchase agreement  in the amount of $1,164,566 payable by September 30, 2011.

On May 15, 2011 the Company amended the line of credit agreement with Cellynx Group, Inc. to reflect the following amended payment schedule;
On or before June 30, 2011                                                                        $160,000
On or before August 31, 2011                                                                   $240,000
On or before October, 3, 2011                                                                   $500,000
On or before December 1, 2011                                                                $1,306,500

5BARZ INTERNATIONAL INC.
(Formerly Bio-Stuff)
(A development stage enterprise)
Notes to Financial Statements
March 31, 2011
Note 11 - New accounting pronouncements:

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

In December 2007, the Accounting Standards Codification issued 815.10.65, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.10.65.  This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805.10.10 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2007, the Accounting Standards Codification issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.10.05.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820.10.05, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “forecast,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or the “Company” or “5BARz” means 5BARz International Inc..

Plan of Operations

Overview

5BARz International Inc. is in the process of  integrating a seamless, highly engineered solution to the wireless industry based upon the Company’s breakthrough technology, superior quality, high performance and ease of use products, which significantly improve the quality of cellular service for wireless customers worldwide, by improving wireless signal within the immediate vicinity of the user.

5BArz International Inc. holds the exclusive global marketing and distribution rights and holds a proprietary interest in the technology underlying the 5BARz products, which represent the next generation of cellular network extenders for use in the small office, home and mobile market places.  This next generation product line, branded as 5BARz™ incorporates a patent-pending technology to create a single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones and other cellular devices.

The Company’s initial product, the Road Warrior, a “cellular network extender’, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering.  The Road Warrior, has passed FCC Certification, and has been produced in limited quantities  to date by a contract manufacturer in the Philippines.

The Market Opportunity

The market opportunity for the 5Barz technology represents some 5.4 billion cell phone subscribers worldwide.  Integration into that market is facilitated through some 900 cellular network carriers in the world, the 5BARz market opportunity is enormous.  Consider the following industry facts;

•	Poor coverage/signal quality is the #1 reason customers select/switch their mobile network provider (before price and handset offerings)

•	“In-building penetration” is among the key factors in selecting data services (besides cost and geographical coverage)

The Products

The Road Warrior product, the first product to be produced by the Company,  provides to consumers a value proposition, that represents a significant improvement over that which exists in the market today as follows;

•	The unit is Plug-and-Play, which alleviates a significant problem which exists with competitors products which involve complex and expensive integration and set-up of the unit.
•	Our solution improves reception in the home, office and can be used while mobile in your vehicle, boat or otherwise.
•	Our product involves no installation or recurring fees,
•	Our product works with most any wireless carriers, whereas competitors products like the Femtocel technology is carrier specific.
•	The product is highly engineered, which incorporates;
•	Real time RF monitoring
•	Balanced power control
•	Smart amplification technology utilized
•	stronger signal, better reception & reduced dropped calls
•	Low cost – MSRP - $300
•	Does not disrupt wireless carrier network
•	FCC Compliant
•	Supports voice and data
•	Supports 3G
•	Cellular and PCS bands
•	No backhaul required
•	best in class power management
•	Options on supplying power
•	45 dB Maximum Gain

The Company has a number of other products in various stages of development, including operating prototypes which are protected by patent applications and expected to come to market in the upcoming 12 to 18 months.  On May 5, 2011 the Company announced that Mr. James Fraley had joined the Company to oversee these developments.  Mr. Fraley is an accomplished executive with more than twenty years experience in the telecommunications Industry. He has extensive engineering experience designing and deploying wireless solutions in multi platform environments, and has spent many years in business development for major industry leaders such as Samsung Telecommunications America, SONY Wireless Telecommunications Company (WTC), Oki Telecommunications and Qualcomm.

Marketing and Distribution

The Company has embarked upon a multi-faceted sales and marketing strategy, with initial emphasis on the Latin America marketplace representing some 568 million cellular subscribers.  This sector not only represents one of the fastest growing sectors in the world, but has reached a level of maturity, that participants in the marketplace are beginning to place an increased emphasis upon quality of service and maintenance of their substantive subscriber base.  Management considers the 5BARz products will become a very important part in ensuring that the customer experience is the best that it can be in terms of connectivity and quality of service.  Accordingly the Company is expanding its presence in this marketplace in recent months.

This sales and marketing  initiative is also being pursued in the North American marketplace, representing a further 327 million subscribers with planned expansion into the global marketplace within the next 12 to 18 months.

The Company has entered into non-disclosure agreements (NDA’s) with several cellular network providers, to facilitate them to take the Company’s products into their labs and analyze the products with a view toward adopting the products for use within their network.  These analysis programs are not long term endeavors in emerging markets and consequently management expect to see some positive results in the current fiscal year.

On April 27, 2011, the Company announced that it had entered into an agreement with Aero Voice to provide supply chain and logistical services including but not limited to order taking, warehousing, inventory management, packaging, labeling, shipping, and invoicing of 5BARz products to designated purchasers of the product, such as stores, service centers, agents and retailers. The agreement also addresses the provision of warranty services.  The scope of service is primarily the US marketplace with a view to expansion beyond that market.

Cellynx Agreements

On December 30, 2010, the Registrant, 5Barz International Inc., a Nevada corporation, (“5BARz”), acquired, pursuant to an Assignment Agreement from Dollardex Group Corp., a Panamanian Corporation, all right title and interest in a set of agreements with Cellynx Group, Inc.,  comprised of an “Amended and Restated Master Global Marketing and Distribution Agreement”, an “Asset Purchase Agreement”, a “Line of Credit Agreement” and a “Security Agreement”, collectively referred to as “The Agreements”. The Agreements, relate principally to the development of the sales and marketing of the 5BARz™ line of products and related accessories, and the acquisition of a 50%  interest in the underlying intellectual property, by 5Barz International Inc.

Asset Acquisition Agreement:

On December 30, 2010, the Company acquired the assignment of four agreements providing the right title and interest in;

(i)      An “Amended and Restated Master Global Marketing and Distribution Agreement.”

(ii)     An asset purchase agreement

(iii)    A line of credit agreement

(iv)    A security agreement

The agreements relate principally to the development of the sales and marketing of the 5BARz line of products and related accessories.

The purchase of this assignment agreement was made for proceeds of $383,650, which is comprised of a note payable of $370,000 and the issuance of 15,600,000 shares of common stock.  The note payable bears  interest at a rate of 5% per annum and has no specific terms of repayment.  The agreement was assigned by a Company, the Director of which is a Director of the reporting enterprise. This is a related party transaction.

Amended and Restated Master Global Marketing and Distribution Agreement

The Master Global Marketing and Distribution agreement provides for the exclusive worldwide rights granted to 5BARz International Inc. for the marketing and distribution of the “cellular network extender” products developed based upon the 5BARz technology.  This license provides to Cellynx Group , Inc., a 50% interest in the Net Income of 5BARz International Inc. based upon their sales of 5BARz products as defined therein.

Asset Purchase Agreement

Pursuant to the terms of the asset purchase agreement, and subsequent amendments thereto the Company is obligated to a series of payments for a ½ interest in the 5BARz intellectual property for aggregate payments of $1,500,000. Payable as follows;

(a)	$335,434 which has been paid to date.
(b)	$1,164,566 due on or before September 30, 2011

Line of Credit Agreement

On December 30, 2010 the Company entered into a commitment to provide to the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars.  The payment schedule as amended is as follows;

i.	Paid to date $ 293,500
ii.	On or before June 30, 2011 $ 160,000
iii.	On or before August 31,2011 $ 240,000
iv.	On or before October, 31,2011 $ 500,000
v.	On or before December 1,2011 $1,306,500

Security Agreement

The Company holds,  pursuant to the security agreement referred to herein, a security interest in all assets of borrower, to secure the obligations of borrower under the line of credit agreement.

Results of Operations

	3 Months ended March 31, 2011	3 Months ended March 31, 2010	Cumulative from November 14, 2008 (inception) to March 31, 2011
Depreciation and amortization	46	58	493
Accounting & administrative	6,700		6,700
Bank charges & interest	4,913		4,913
Consulting fees	79,500		79,500
Demo Expense	-		3,000
Filing fees and investor expenses	12,575		16,358
Legal and professional fees	18,208	3,790	59,905
Public relations	3,800		3,800
Telephone & internet expense	4,303		4,303
Transfer agent	2,070		2,070
Travel, accommodation and meals	22,649		22,649
Other general and administrative	1,373	67	2,803
Total Operating Expenses	156,137	3,915	206,494
Gain (loss) on foreign currency translation		932	(2,155)
Other income			(718)
Net (Loss)	(156,137)	(2,983)	$(209,367)

The Company has incurred losses from inception, February 17, 2008 to March 31, 2011 in the aggregate amount of $209,367. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to March 31, 2011 was $156,137 as provided in the foregoing schedule.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, the sale of common stock.

Three month period ended March 31, 2011 compared to three month period ended March 31, 2010.

Our net loss for the three month period ended March 31, 2011 was $156,137 compared to a net loss of $2,983 for the corresponding period for the prior year. During the three month period ended March 31, 2011 the Company established through acquisition, the 5BARz business opportunity and commenced financing the business as well as establishing the infrastructure for the sales and marketing of 5BARz products,

During the three month period ended March 31, 2011, we incurred general and administrative expenses of $156,137 compared to $3,915 incurred during quarter ended March 31, 2010. These general and administrative expenses incurred, include legal and professional fees related to the acquisition of the assets and financial reporting costs that were not incurred in the corresponding quarter when the Company was a shell operation.  In addition consulting fees in the quarter ended March 31, 2011 of $79,500 are comprised of fees related to the development of the sales and marketing channels in Latin America, fees related to the development and financing of operations which were not incurred in the corresponding period. Travel and accommodation expenses of $22,649 relate almost entirely to Latin American business development.

Our loss from operations during the three month period ended March 31, 2011 was $156,137 or ($0.0018) per share compared to a loss from operations of $2,983 or $0.0001 per share during the quarter ended March 31, 2010. The weighted average number of shares outstanding was 88,151,050 for the three month period ended March 31, 2011 compared to 159,769,800 for quarter ended March 31, 2010, after giving retroactive effect to the 18 for 1 forward stock split completed on  November 29, 2010.

Liquidity and Capital Resources

As at March 31, 2011

As at March 31, 2011, our current assets were $569,487 and our current liabilities were $1,704,881, which resulted in a working capital deficit of $1,135,394. As at March 31, 2011 current asset included a subscription receivable in the amount of $350,000.  That amount was received in cash and deposited into the Company’s bank account on April 4, 2011. This increased the Company’s cash balance to $523,104 immediately subsequent to the quarter end.  As at March 31, 2011, current liabilities were comprised in the most part of an amount due to Cellynx of $1,239,566 of which the majority of this is due on or before September 30, 2011.  Both 5BARz and Cellynx are working very closely together in the commercialization of the Company’s technology, to the mutual benefit of both Companies. The timing of the amount payable is the best estimate of the parties as to the timing required to raise the proceeds by way of the sale of equity by 5BARz International Inc.  Further, the amount due to related party aggregating $337,289 have no specific terms of repayment.

As at March 31, 2011, our total assets were $2,534,010 comprised of intellectual property in the amount of $1,883,650 representing a 50% interest in the patent applications and trademark registrations related to the 5BARz technology. The balance of assets is comprised of current assets addressed above in the amount of $569,487 a long term amount due from Cellynx in the amount of $80,000 and furniture and fixtures valued at $873. The increase in total assets during the three month period ended March 31, 2011 over the assts held at quarter ended March 31, 2010 was primarily due to acquisition of assets on December 30, 2010, from Cellynx in order to deploy the 5BARz business opportunity.

As at March 31, 2010, our total liabilities were $1,704,881 consisting entirely of current liabilities. The increase in liabilities as at March 31, 2011 from quarter ended March 31, 2010 was again due to the acquisition of assets at December 30, 2010 comprising the 5BARz business and the commencement of commercialization activities of that endeavor.

Stockholders’ equity increased from a deficit at March 31, 2010 of $14,735 to an equity balance of $829,128.  This increase is attributable in the most part to the sale of 1,000,000 common shares in the capital of the Company for proceeds of $1,000,000 at a price of $1.00 per share.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $104,018, consisting primarily of a net loss of $156,137. Net cash flows used in operating activities was decreased by an increase in accounts payable of $112,806 and decreased by amounts paid out to a shareholder and related party aggregating $59,814.  Depreciation of $873 also decreased the cash flow loss from operating activities. For three months ended March 31, 2010, net cash flows used in operating activities was $1,274 as the Company was substantively inactive.

Cash Flows from Investing Activities

For the three month period ended March 31 2011, net cash flows used in investing activities was $60,000 comprised of payments made under a revolving line of credit agreement with Cellynx Group, Inc.. For the quarter ended March 31, 2010, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and shareholder loans from our directors. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $337,122, comprised of proceeds from the sale of common stock in the amount of $650,000, reduced by amounts paid on loans to Cellynx of $200,000 and payments on a note due from related party of $112,878.  For the three months ended March 31, 2010 cash flows from financing activities consisted of $0 proceeds.

We expect that working capital requirements will continue be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operation and Funding

Existing working capital, further sales of equity securities and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Quarterly Report, the Company hasenetered into a material commitment to Cellynx Group, Inc. to make available under the terms of a line of credit agreement $2.5 million dollars.  At May 15, 2011 the Company had funded $293,500 with further funding requirements as follows;

On or before June 30, 2011                                                                        $160,000
On or before August 31, 2011                                                                   $240,000
On or before October, 3, 2011                                                                   $500,000
On or before December 1, 2011                                                                 $1,306,500

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

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2010, our independent auditors included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2010 and 2009, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Intangible Assets

Acquired patents, licensing rights and trademarks are capitalized at their acquisition cost or fair value. The legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized costs for patents are amortized on a straight-line basis over the remaining legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2010, and September 30, 2010, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2010 and 2009.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and a consultant providing services commonly provided by a Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) our disclosure controls and procedures are not effective

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011 and to the date of this report we have issued shares of common stock as follows:

On January 10, 2011 the Company issued 300,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $300,000 pursuant to a Regulation S exemption from registration.

On January 15, 2011 the Company issued 200,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $200,000 pursuant to a Regulation S exemption from registration.

On March 9, 2011 the Company issued 150,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $150,000 pursuant to a Regulation S exemption from registration.

On April 4, 2011 the Company completed a private placement of 350,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $350,000. The Company issued the securities pursuant to a Regulation “S” exemption from registration.

On April 7, 2011 the Company completed a private placement of 200,000 common shares to an accredited investor for aggregate proceeds of $200,000.The Company issued the securities pursuant to a Regulation “S” exemption from registration.

The proceeds from all of the above equity sales were used for general working capital purposes and to fund the asset acquisitions from Cellynx Group, Inc.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

10.1	Addendum to the Asset Purchase Agreement *

10.2	Addendum to the Line of Credit Agreement *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

__________________
* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: May 16, 2011	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer