Form 10-Q
period 2011-06-30
5Barz International, Inc.
filed 2011-08-15
CIK 1454124

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 88,905,911 issued and outstanding as of August 12, 2011.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

5BARZ INTERNATIONAL, INC.
Index to Financial Statements
(Unaudited)

Balance Sheet:
As at June 30, 2011 and December 31, 2010	4

Statements of Operations:
For the three and six months ended June 30, 2011 and June 30, 2010	5

Statements of Cash Flows:
For the six months ended June 30, 2011 and June 30, 2010	6

Notes to Financial Statements:
June 30, 2011	7

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheet As of December 31, 2010 and June 30, 2011

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$ 64,248	$ -
Due from shareholder	101,449	(8,602)
Total current assets	165,697	(8,602)

Fixed Assets
Furniture and equipment, net	4,332	-

Other assets
Due from Cellynx - Line of credit	236,619
Deposit on investment in Cellynx	170,000
Intellectual property	1,883,650	1,883,650
Total other assets	2,290,269	1,883,650
TOTAL ASSETS	$ 2,460,298	$ 1,875,048

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 141,151	$ 15,220
Due to Cellynx	1,239,566	1,439,566
Total current liabilities	1,380,717	1,454,786
Related party loans	323,522	434,997
TOTAL LIABILITIES	1,704,239	1,889,783

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized;
88,774,800 and 87,569,800 shares issued and outstanding
as of June 30,2011 and December 31 2010, respectively	88,775	87,570
Capital in excess of par value	1,153,220	(49,075)
Deficit accumulated during the development stage	(485,936)	(53,230)
Total stockholders' deficit	756,059	(14,735)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,460,298	$ 1,875,048

The accompanying notes are an integral part of these financial statements.

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations for the six months ended June 30, 2011, June 30, 2010 and three months ended June 30, 2011 and June 30, 2010

	Cumulative,
	Inception,
	November 17,
	2008 Through	Three months ended		Six months ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-			-

Amortization and depreciation	627	134	58	180	117
Bank charges and interest	12,306	5,833	144	10,890	211
Sales and marketing expenses	127,138	76,272		124,138
General and administrative	346,829	194,333	2,377	300,617	6,167
Total operating expenses	486,900	276,572	2,579	435,825	6,495
(Loss) from operations	(486,900)	(276,572)	(2,579)	(435,825)	(6,495)

Other income (expense):
Interest Income	3,119	2,377	-	3,119
Currency gains/(losses)	(2,155)	-	(77)	-	(856)
(Loss) before taxes	(485,936)	(274,194)	(2,656)	(432,706)	(856)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$(485,936)	$(274,194)	$(2,656)	$(432,706)	$(5,639)

Basic earnings (loss) per common share		$(0.0031)	$(0.0003)	$(0.0049)	$(0.0006)

Weighted average number of shares outstanding		88,772,382	71,969,800	88,386,568	71,969,800

The accompanying notes are an integral part of these financial statements.

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010

	Cumulative, Inception, November 17, 2008 Through	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(485,936)	$(432,706)	$(5,639)
Adjustments to reconcile net loss to net cash used in operating activities:	0
Depreciation and amortization	180	180	117
Shareholder loan	(110,050)	(110,050)	0
Changes in operating assets and liabilities:	0
Change in other assets	0	0
Change in accounts payable and accrued expenses	141,150	125,930	(250)
Unpaid interest expense	6,958	6,958
Unpaid interest income	(3,119)	(3,119)
Net cash used in operating activities	(450,816)	(412,806)	(5,772)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit on investment in Cellynx	(170,000)	(170,000)
Purchase of intellectual property	(1,883,650)	0
Purchase of furniture and equipment assets	(4,513)	(4,513)	0
Net cash used in investing activities	(2,058,163)	(174,513)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit agreement Cellynx	(233,500)	(233,500)
Notes payable asset acquisition	1,556,130	(318,433)
Proceeds from issuance of common stock	1,241,995	1,203,500
Advances from shareholder	8,602	0	6,182
Net cash provided by financing activities	2,573,227	651,567	6,182

NET INCREASE IN CASH	64,248	64,248	410

CASH, BEGINNING OF PERIOD	0	0	1,274

CASH, END OF PERIOD	64,248	$64,248	$1,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,306	$10,890	$211
Cash paid for income taxes	$	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

Note 1 - Organization

The unaudited financial statements have been prepared by 5BARz International Inc., formerly known as Bio - Stuff (hereinafter referred to as “5BARz” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Organization and Line of Business

The Company was originally incorporated under the laws of the State of Nevada on November 17, 2008.

The Company holds a 50% interest in certain intellectual property underlying the 5BARz products, a highly engineered microcell technology often referred to as “cellular network extenders.” In addition, the Company has entered into a global sales and distribution agreement which provides for the global sales and marketing of products produced under the 5BARz brand.

Prior thereto, the Company was a designated “shell Company” holding certain technology related to bio-degradable product

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

At June 30, 2011, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz product, the Company has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Recent Developments

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Changes in classification of 2010 amounts have been made to conform to current presentations.

Cash

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of June 30, 2011 and December 31, 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

Equipment

Equipment is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The useful life of the equipment is being depreciated over three to five years.

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

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. The licensing right is amortized on a straight-line basis over a period of 10 years.

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Fair Value of Financial Instruments

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

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2011 and 2010.

Net Loss Per Share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.” , which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Issued Update (“ASU”) No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

Note 3 – Equipment

Equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Office furniture and equipment	$919	$0
Computer equipment	3,593	0
	4,513	0
Accumulated depreciation	(180)	0
Equipment, net	$4,332	$0

Note 4 - Federal income tax:

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	2010	2010
Refundable Federal income tax attributable to:
Current operations	$ (485,936)	(29,747)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	485,936	29,747
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 170,077	$ 10,411
Less, Valuation allowance	($ 170,077)	($ 10,411)
Net deferred tax asset	-	-

At June 30, 2011, an unused net operating loss carryover approximating $170,077 is available to offset future taxable income; those losses start to expire in 2028.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

Note 5 - Cumulative sales of stock:

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

On April 4, 2011 the Company issued 350,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $350,000.

On April 7, 2011 the Company issued 200,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $200,000.

On June 3, 2011 the Company issued 5,000 shares of common stock at a price of $0.70 per share for aggregate proceeds of $3,500.

Note 6 - Asset acquisition Agreement:

On December 31, 2010, the Company acquired the assignment of four agreements providing the right title and interest in;

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

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

(a)     $260,434 which has been paid to date.

(b)     $1,239,566 due on or before September 30, 2011

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

i.	Paid to date	$436,619
	Repaid by allocation to asset purchase agreement	(200,000)
	Net Amount due – June 30, 2011	$236,619
ii.	On or before August 31,2011	$256,881
iii.	On or before October, 31,2011	$500,000
iv.	On or before December 1,2011	$1,306,500

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

Note 7 - Related Party Transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements, referred to in Note 6 above, from a Company of which the Director is also the Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  The note payable bears no interest and has no specific terms of repayment.

At June 30, 2011 the Company had a note payable due to a related party in the amount of $236,897 (2010 - $370,000). The note payable accrues interest at a rate of 5% per annum, and during the quarter, interest in the amount of $3,063 was charged pursuant to the terms of this note.

At June 30, 2011 the Company had an additional amount due to related party of $79,667, (2010 - $84,997). The amount due to related party is non-interest bearing and has no specific terms of repayment.

On June 30, 2011 the Company had an amount due from a shareholder of the Company in the amount of $101,449 (2010 – ($8,602)).  The loan is non interest bearing and has no fixed terms of repayment.

NOTE 8 - Commitments:

On December 30, 2010 the Company entered into a commitment to provide to the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars. The balance due under that agreement bears interest at a rate of 6% per annum and is repayable on October 5, 2012. At June 30, 2011, the Company had advanced $433,500 under the agreement, of which $200,000 had been repaid by conversion to a deposit under the asset purchase agreement. At June 30, 2010 the balance due under the line of credit agreement is $236,619. The Line of Credit agreement is secured by a general assignment of the net assets of Cellynx Group, Inc. Interest in the amount of $2,337 has been charged during the quarter pursuant to the terms of this note.

NOTE 9 - Stock purchase agreement of Cellynx

On January 7, 2011 the Company entered into a stock purchase agreement from two shareholders of Cellynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of Cellynx Group, Inc. .. That acquisition represents a 34% equity interest in Cellynx Group, Inc. and is made for total proceeds of $634,126. To date the Company has paid $170,000 as a deposit to secure this agreement. The payment terms expired and the parties have renegotiated terms and the terms are being drafted into a revised agreement.

NOTE 10 - Private Placements

On January 10, 2011 the Company completed a private placement of 300,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $300,000.

On January 15, 2011 the Company completed a private placement of 200,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $200,000.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

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

On June 3, 2011 the Company completed a private placement of 5,000 common shares to an accredited investor for aggregate proceeds of $3,500.The Company issued the securities pursuant to a Regulation “S” exemption from registration.

NOTE 11 - Subsequent events

On July 6, 20111 the Company received a purchase order for delivery of 16,000 units of the 5BARz™ Road Warrior, which represents the planned production for the balance of 2011. The revenue generated from this sale will be US$ 3.2 million.

On various days in July 2011 the Company issued 131,111 shares of common stock at a price of $0.45 per share for aggregate proceeds of $59,000.

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

Plan of Operations

Overview

5BARz International Inc. holds the exclusive global marketing and distribution rights and holds a 50% ownership interest in the technology underlying the 5BARz™ products. 5BARz™ is a cellular network extender for use in the small office, home and mobile market places. 5BARz™ incorporates a patent-pending technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. 5BARz™ represents a key solution for cellular network operators in providing clear, high quality signal for their subscribers with a growing need for high quality connectivity.

The Companies initial product, the 5BARz™ Road Warrior was named an International CES Innovations 2010 Design and Engineering Awards Honoree for achievements in product design and engineering. CES is the largest consumer electronics show in the world. Products entered in this program are judged by a pre-eminent panel of independent industrial designers, engineers and members of the media to honor outstanding design and engineering in cutting edge consumer electronics products across 36 product categories.

The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines.

The Market Opportunity

The market opportunity for the 5Barz technology represents some 5.4 billion cell phone subscribers worldwide. Integration into that market is facilitated through the 900 cellular network carriers in the world as well as the wholesale to retail distribution channels and direct to consumer channels which the Company will be integrating over time. The 5BARz market opportunity is not only expansive but has reached a point of growth globally that is in great need of the 5BARz technology. Consider the following industry facts;

•          Poor coverage/signal quality is the #1 reason customers select/switch their mobile network provider (before price and handset offerings)

•          “In-building penetration” is among the key factors in selecting data services (besides cost and geographical coverage)

Most mobile phone and wireless data subscribers have experienced dropped calls or dropped connections, areas without coverage ("dead zones"), and low signal quality resulting in poor voice quality or low data rates. These problems aren't limited to use while mobile. DeadCellZones.com, a database whose data are provided by subscribers, estimates that 50% of U.S. homes have insufficient wireless coverage in various places in the home.

Why Poor Signals Exist

A variety of factors may cause dropped calls and dead zones, including congestion, radio signal interference, tower hand-off, and lack of coverage. Despite continued infrastructure investment by operators, and antenna technology improvements by base station providers and mobile phone makers, these problems will continue for the foreseeable future. This is because many of the contributing factors can't be controlled by the operators and manufacturers. To understand how innovative 5BARz products are in improving phone signals, it's first important to understand the causes of poor signal quality.

Congestion

In 1999, sales of mobile phones surpassed combined sales of personal computers and automobiles. By 2010, mobile phones had replaced land-line phones in 30% of U.S. households. Smart phones, led by iPhones and Android phones, have become indispensible personal assistants. Laptop computer sales outnumber desktop computer sales, and most laptops are equipped with cellular data chipsets or USB modems. Apple's iPad has sparked the connected tablet market too. Vending machines, automobiles, mobile sensors, and many other devices include "machine to machine" cellular data modules. As a result, the number of cellular voice and data devices will soon exceed the number of people on Earth.

If sheer numbers weren't enough, new uses for mobile devices are causing even faster growth in bandwidth usage. Obvious uses include video entertainment, videoconferencing, downloaded and streaming music, MMS, email, and application downloads. Facebook, Twitter, Foursquare, and many other social networking applications put further load on operator networks. Also, surprising sources of traffic have emerged, such as deliberate "miscalls". A miscall is when one subscriber calls another, but hangs up before the receiving party answers. Since operators don't charge for these uncompleted calls, subscribers are using miscalls as a free way to communicate. In India, orders for milk are made this way. In Syria, five miscalls in a row signals the recipient to "go online" to the Internet and chat. In Bangladesh, it's estimated that up to 70% of traffic at peak times is due to miscalls. This practice isn't limited to countries with low per-capita income, and yet it places a high load on operator networks.

There are sources of congestion based on location and time, too. Transportation clusters like airports, major highway intersections, bridges, and toll road gates all bring many people together at peak times. Also, because of home land-line replacement, many residential neighborhoods have many mobile phones in simultaneous use in mornings and evenings. Lastly, local population growth and immigration can result in too many phones for existing infrastructure. Due to long planning times, investment requirements, local government permits, and construction time, it's difficult for infrastructure to keep up with the pace of change in many developing areas, especially in growth countries.

Radio Signal Interference

Interference comes from both obvious and subtle causes. Certain materials aren't transparent to radio signals, especially durable materials used in buildings, large structures, and even automobiles. As a result there are radio shadows in which a mobile phone can't sense the signal from a base station. In addition, radio signals from adjacent channels or reflected signals can interfere with each other due to wave cancellation effects. In some cases these forms of interference primarily attenuate the signal (make it weaker). However, interference can also add noise, so that the ratio of signal to noise becomes too low for the mobile phone and the base station to understand each other.

Tower Hand-Off

Mobile phone networks are called "cellular" networks because they are made up of overlapping areas of coverage that are provided by base stations in fixed locations. As a mobile subscriber travels by automobile or train, he will eventually reach the limit of a base station's coverage. At that point, his mobile phone will "hand off" to a base station for the next coverage area. If signal quality is poor due to interference, or if the new base station is congested with too many mobile phones, the subscriber's connection may be lost.

Lack of Coverage

Some rural or developing areas don't have enough people or population density for operators to justify the cost of installing base stations except at wide intervals. In these areas the signal strength from the base station or the mobile phone may be too low to create or maintain a connection. This results in "dead zones" or dropped calls.

Solutions to Poor Signal Quality

Operators know that dead zones, dropped calls, and poor voice quality are big problems, and that re-dialing while driving can be unsafe. Operators also are concerned about subscribers' ability to make emergency calls. They understand that people rely on mobile phones for business and connecting with family. As mobile phones replace landlines, operators are especially aware that mobile signal quality is critical. Operators also see that wireless data is increasingly important for personal and business use.

To help, operators work with phone and base station manufacturers to improve antenna performance. They invest in new base stations in growth areas. They invest in technologies that enable more connections per base station. Operators have even provided refunds for dropped calls.

However, many factors causing poor signal quality can't be controlled by operators. Therefore products have emerged to help, provided by operators or companies who sell to either operators or subscribers.

Femtocells

Operators can provide femtocells to subscribers with poor signal quality at home. Usually the subscriber pays for hardware, installation, or a monthly fee. Femtocells are carrier grade, and are like small base stations that communicate with operators by using the home Internet connection as a "backhaul". They often can't be moved after installation, must be installed by a skilled technician in order to work properly and to avoid causing network problems. Many femtocells provide only a voice connection, not data. Lastly, femtocells usually only work with phones from one operator, so families with phones from multiple operators may have to request multiple femtocells.

Repeaters

Repeaters are usually carrier-grade equipment and are programmed for a specific operator. They extend cellular networks into buildings and small offices. As with femtocells, installation is complex and if not done properly they can cause network problems. Unlike femtocells, repeaters do not use the local Internet connections, but rather receive and re-transmit the signals between base stations and mobile phones.

Boosters

Boosters are usually sold online and through retail. They vary widely in amplification power, quality of amplification, and power balance. For example, these products amplify signals at 1, 3, 5, or even 10 watts all the time. Using power over 1 watt increases the probability that a booster will interfere with surrounding mobile devices. Also, it would be more energy efficient to adapt amplification power as needed, rather than to simply use the same wattage constantly. Many boosters don't support balanced power in both directions between base station and mobile phone. This may result in only solving the signal quality problem in one direction. Since communication is bi-directional, this doesn't actually solve the problem. Varying quality of amplification also introduces noise, which can interfere with surrounding devices.

A New Class of Solution

5BARz has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don't solve all parts of the problem, or aren't optimal due to cost or other drawbacks. Using expertise from a team of engineers who designed sophisticated base station amplifiers for operators, 5BARz has developed a new class of carrier-grade technology. This is a hybrid of repeaters and boosters, and is intended for automotive, home, and office use. 5BARz has tested these products in the lab, in the real world, and with operators, and also won the Innovation of the Year award at the 2010 CES conference. These products advance the state of the art to provide the following advantages:

Low Power Use

5BARz products only amplify when required. The automotive products use less than 1/2 watt, while the home product uses less than 1 watt. This not only saves energy, but also minimizes interference with other wireless devices and the network itself. In fact, new rules being proposed by the U.S. Federal Communications Commission are expected to mandate low power standards such as 5BARz now provides.

Simple Setup

5BARz products don't require a technician to run wires, carefully determine proper location, or optimize orientation. No use of home Internet connection is required, and there are no switches or settings.

Balanced Amplification

Received and sent signals need balanced assistance in order for both directions of a communication channel to be improved. 5BARz products are not only smart about adapting amplification levels, but also about balancing amplification for incoming signals from the base station, and return signals from the mobile phone.

Signal Stability

5BARz has done extensive design, testing, and re-design to avoid a number of problems experienced by the antenna design of alternatives. For example, booster products can experience oscillations when people, animals, or vehicles move nearby. These oscillations can weaken the booster effect or cause interference with other wireless devices. Many booster products achieve size similar to 5BARz' products by putting antennas close together in the same product package, but don't optimize radio wave interactions between those antennas. This weakens the boosters' effectiveness, and is one reason why other manufacturers compensate by using too much wattage, in turn wasting power and increasing the probability of interfering with other radio frequency devices and the network.

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

(c)     $260,434 which has been paid to date.

(d)     $1,239,566 due on or before September 30, 2011

Line of Credit Agreement

On December 30, 2010 the Company entered into a commitment to provide to the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars. The payment schedule as amended is as follows;

i.	Paid to date	$436,619
	Repaid by allocation to asset purchase agreement	(200,000)
	Net Amount due – June 30, 2011	$236,619
ii.	On or before August 31,2011	$256,881
iii.	On or before October, 31,2011	$500,000
iv.	On or before December 1,2011	$1,306,500

Security Agreement

The Company holds, pursuant to the security agreement referred to herein, a security interest in all assets of borrower, to secure the obligations of borrower under the line of credit agreement.

Results of Operations

	3 Months ended June 30, 2011	3 Months ended June 30, 2010	Cumulative from November 14, 2008 (inception) to June 30, 2011
Amortization and depreciation	134	58	627
Bank charges & interest	5,833	144	12,306
Sales and marketing expenses	76,272	-	127,138
General and administrative	194,333	2,377	346,829
Total Operating Expenses	276,572	2,579	486,900
Gain (loss) on foreign currency translation	-	(77)	(2,155)
Other income	2,377		3,119
Net (Loss)	$ (274,194)	(2,656)	$ (485,936)

	6 Months ended June 30, 2011	6 Months ended June 30, 2010	Cumulative from November 14, 2008 (inception) to June 30, 2011
Amortization and depreciation	$ 180	$ 117	$ 627
Bank charges & interest	10,890	211	12,306
Sales and marketing expenses	124,138	-	127,138
General and administrative	300,617	6,16	346,829
Total Operating Expenses	435,825	6,495	486,900
Gain (loss) on foreign currency translation	-	(856)	(2,155)
Other income	3,119	-	3,119
Net (Loss)	$ (432,706)	$ (5,639)	$ (485,936)

The Company has incurred losses from inception, February 17, 2008 to June 30, 2011 in the aggregate amount of $485,936. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to June 30, 2011 was $432,706 as provided in the foregoing schedule.

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

Three month period ended June 30, 2011 compared to three month period ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was $274,194 compared to a net loss of $2,656 for the corresponding period for the prior year. During the three month period ended June 30, 2011 the Company continued to accelerate the development of the 5BARz business opportunity and commenced financing the business as well as establishing the infrastructure for the sales and marketing of 5BARz products,

During the three month period ended June 30, 2011, we incurred general and administrative expenses of $194,333 compared to $2,377 incurred during quarter ended June 30, 2010. These general and administrative expenses incurred, include consulting fees which are comprised of newly hired technical personnel focused upon the development of the Companies product line for 2012. In addition consulting, travel and accommodation fees have been incurred in order to expand the Company’s listing and investor relations and financing activities into Europe, including the listing of the Companies securities in Berlin. In addition, during the quarter the Company incurred sales and marketing costs of $76,272 on the development of the Latin American marketplace for initial sales of the Company’s products.

Our loss from operations during the three month period ended June 30, 2011 was $274,194 or ($0.0031) per share compared to a loss from operations of $2,656 or $0.0003 per share during the quarter ended June 30, 2010. The weighted average number of shares outstanding was 88,763,455 for the three month period ended June 30, 2011 compared to 71,969,800 for quarter ended June 30, 2010, after giving retroactive effect to the 18 for 1 forward stock split completed on November 29, 2010 and the subsequent cancellation of 87,800,000 shares on December 30, 2010.

Liquidity and Capital Resources

As at June 30, 2011

As at June 30, 2011, our current assets were $165,697 and our current liabilities were $1,380,717, which resulted in a working capital deficit of $1,215,020. As at June 30, 2011, current liabilities were comprised in the most part of an amount due to Cellynx of $1,239,566 comprised of the balance of the acquisition of a 50% interest in the intellectual property of Cellynx. The balance of this is due on or before September 30, 2011. Both 5BARz and Cellynx are working very closely together in the commercialization of the Company’s technology, to the mutual benefit of both Companies. The timing of the amount payable is the best estimate of the parties as to the timing required to raise the proceeds by way of the sale of equity by 5BARz International Inc.

As at June 30, 2011, our total assets were $2,460,298 comprised of intellectual property in the amount of $1,883,650 representing a 50% interest in the patent applications and trademark registrations related to the 5BARz technology. In addition the Company has made a deposit of $170,000for the acquisition of share capital in Cellynx Inc from two shareholders. The balance of assets is comprised of current assets addressed above in the amount of $165,697 and advances to Cellynx, by way of a letter of credit in the amount of $236,619. The increase in total assets as at June 30, 2011 over the assets held at quarter ended June 30, 2010 was primarily due to acquisition of assets on December 30, 2010, from Cellynx in order to deploy the 5BARz business opportunity, and the funding of Cellynx since that date.

As at June 30, 2011, our total liabilities were $1,704,239 is comprised of current liabilities as described above as well as the balance of the amount due to Dollardex Group Corp., of $323,522 remaining from the acquisition of the assets comprising the 5BARz business.. The increase in liabilities as at June 30, 2011 from quarter ended June 30, 2010 was again due to the acquisition of assets at December 30, 2010 comprising the 5BARz business and the commencement of commercialization activities of that endeavor.

Stockholders’ equity increased from a deficit at December 31, 2010 of $14,735 to an equity balance of $756,059. This increase is attributable in the most part to the sale of 1,000,000 common shares in the capital of the Company for proceeds of $1,200,000 at a price of $1.00 per share.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used in operating activities was $412,806, consisting primarily of a net loss of $432,706. Net cash flows used in operating activities was decreased by an increase in accounts payable of $125,930 and decreased by amounts paid out to a related party aggregating $110,050. Depreciation of $180 also decreased the cash flow loss from operating activities. For the six months ended June 30, 2010, net cash flows used in operating activities was $5,772 as the Company was substantively inactive.

Cash Flows from Investing Activities

For the six month period ended June 30 2011, net cash flows used in investing activities was $374,513 comprised of payments made on the acquisition of intellectual property from Cellynx in the amount of $200,000 in addition to a deposit made on an investment on the share capital of Cellynx Group, Inc. in the amount of $170,000. For the six months ended June 30, 2010, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity. For the six month period ended June 30, 2011, net cash flows provided from financing activities was $851,567, comprised of proceeds from the sale of common stock in the amount of $1,203,500, reduced by amounts paid on loans to Cellynx of $233,500 under an operating letter of credit and payments on a note due from related party of $118,433. For the six months ended June 30, 2010 cash flows from financing activities consisted of $6,182 comprised of shareholder loans.

We expect that working capital requirements will continue be funded through further issuances of securities and from proceeds generated by sales. Subsequent to the period end the Company received it’s first purchase order for sales of $3.2 million dollars. Our working capital requirements are expected to increase in line with the growth of our business.

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

Material Commitments

As of the date of this Quarterly Report, the Company has entered into a material commitment to Cellynx Group, Inc. to make available under the terms of a line of credit agreement $2.5 million dollars. At June 30, 2011 the Company had funded $436,619 with further funding requirements as follows;

On or before August 31,2011 $ 256,881

On or before October, 31,2011 $ 500,000

On or before December 1,2011 $1,306,500

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

On June 3, 2011 the Company completed a private placement of 5,000 common shares to an accredited investor for aggregate proceeds of $3,500.The Company issued the securities pursuant to a Regulation “S” exemption from registration.

In July 2011 the Company completed private placements of 131,111 common shares to accredited investors for aggregate proceeds of $59,000.The Company issued the securities pursuant to a Regulation “S” exemption from registration.

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

5BARz International Inc.
(Registrant)

Date: August 12, 2011	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer