Form 10-Q/A
period 2011-06-30
5Barz International, Inc.
filed 2011-08-16
CIK 1454124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1*

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

Yes ☒  No ☐

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

*	This Amendment No. 1 is being filed solely to include the XBRL Interactive Data Exhibits. This 10-Q document, otherwise, remains unchanged from the version originally filed.

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