Form 10-Q
period 2011-09-30
5Barz International, Inc.
filed 2011-11-14
CIK 1454124

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 88,943,411 issued and outstanding as of November 14, 2011

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Balance Sheet As of December 31, 2010 and September 30, 2011

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$1,349	$-
Due from shareholder	-	(8,602)
Total current assets	1,349	(8,602)

Fixed Assets
Furniture and equipment, net	5,156	-

Other assets
Due from Cellynx - Line of credit	241,038	-
Deposit on investment in Cellynx	170,000	-
Intellectual property	1,883,650	1,883,650
Total other assets	2,294,688	1,883,650
TOTAL ASSETS	$2,301,194	$1,875,048

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$160,718	$$15,220
Due to Cellynx	1,200,651	1,439,566
Convertible debenture	67,513	-
Note payable convertible	42,537	-
Total current liabilities	1,471,419	1,454,786
Related party loans	150,419	434,997
TOTAL LIABILITIES	1,621,838	1,889,783

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized;
88,905,911 and 87,569,800 shares issued and outstanding
as of September 30, 2011 and December 31 2010, respectively	88,906	87,570
Capital in excess of par value	1,212,089	(49,075)
Deficit accumulated during the development stage	(621,639)	(53,230)
Total stockholders' deficit	679,356	(14,735)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,301,194	$1,875,048

The accompanying notes are an integral part of these financial statements.

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Operations for the six months ended September 30, 2011, September 30, 2010 and three months ended September 30, 2011 and September 30, 2010

	Cumulative,
	Inception,
	November 17,
	2008 Through	Three months ended		Nine months ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-			-

Amortization and depreciation	863	236	58	416	175
Bank charges and interest	16,191	3,899	75	14,776	285
Sales and marketing expenses	165,982	39,284	-	162,982	-
General and administrative	449,037	102,208	4,439	402,824	10,606
Total operating expenses	632,073	145,627	4,572	580,998	11,066
(Loss) from operations	(632,073)	(145,627)	(4,572)	(580,998)	(11,066)

Other income (expense):
Interest Income	7,538	4,419	-	7,538	-
Currency gains/(losses)	2,896	5,052	(160)	5,051	695
(Loss) before taxes	(621,639)	(136,156)	(4,732)	(568,409)	(10,371)

Provision (credit) for taxes on income	-	-	-	-	-
Net (loss)	$(621,639)	$(136,156)	$(4,732)	$(568,409)	$(10,371)

Basic earnings (loss) per common share		$(0.0015)	$(0.0001)	$(0.0064)	$(0.0001)

Weighted average number of shares outstanding		88,878,906	71,969,800	88,556,147	71,969,800

The accompanying notes are an integral part of these financial statements.

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010

	Cumulative,
	Inception,
	November 17,
	2008 Through	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011	September 30, 2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(621,639)	$(568,409)	$(10,371)
Adjustments to reconcile net loss to net cash used in operating activities:	0
Depreciation and amortization	863	416	175
Shareholder loan	(8,602)	(8,602)	0
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	160,272	145,497	1,500
Unpaid interest expense	8,147	8,147	0
Unpaid interest income	(7,538)	(7,538)	0
Net cash used in operating activities	(468,499)	(430,489)	(8,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in Cellynx	(170,000)	(170,000)	0
Purchase of intellectual property	(2,122,565)	(238,915)	0
Notes payable - asset acquisition	1,581,875	(292,688)	0
Purchase of furniture and equipment assets	(5,572)	(5,572)	0
Net cash used in investing activities	(716,262)	(707,175)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under line of credit agreement Cellynx	(233,500)	(233,500)	0
Proceeds from convertible debenture	67,513	67,513	0
Proceeds from note payable convertible	42,500	42,500	0
Proceeds from issuance of common stock	1,300,995	1,262,500	0
Advances from shareholder	8,602	0	7,887
Net cash provided by financing activities	1,186,110	1,139,013	7,887

NET INCREASE IN CASH	1,349	1,349	(809)

CASH, BEGINNING OF PERIOD	0	0	1,274

CASH, END OF PERIOD	1,349	$1,349	$465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,191	$14,776	$285
Cash paid for income taxes	$	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

Note 1 - Organization

The unaudited financial statements have been prepared by 5BARz International Inc., formerly known as Bio - Stuff (hereinafter referred to as “5BARz” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

At September 30, 2011, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz product, the Company has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development Stage

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

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

Concentration of Credit Risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of September 30, 2011 and September 30, 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

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

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2011 and 2010.

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

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

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

Note 3 – Equipment

Equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Office furniture and equipment	$919	$0
Computer equipment	4,653	0
	5,572	0
Accumulated depreciation	(416)	0
Equipment, net	$5,156	$0

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

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

The provision for refundable Federal income tax consists of the following:

	2011	2010
Refundable Federal income tax attributable to:
Current operations	$(568,409)	(10,371)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	568,409	10,371
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover current year	$198,043	$3,629	Net
Operating loss carryforward – Beginning of year	9,901	2,883
Less, Valuation allowance	(208,304)	(6,512)
Net deferred tax asset	-	-

At September 30, 2011, an unused net operating loss carryover approximating $208,304 is available to offset future taxable income; those losses start to expire in 2028.

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

On November 15, 2010, our Directors initiated a forward stock split of 18:1 and increased the authorized shares from 100,000,000 to 250,000,000

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

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

On July 18, 2011 the Company issued 100,000 shares of common stock at a price of $0.45 per share for aggregate proceeds of $45,000.

On July 24, 2011 the Company issued 31,111 shares of common stock at a price of $0.45 per share for aggregate proceeds of $14,000.

On October 20, 2011 the Company completed a private placements of 37,500 common shares to accredited investors for aggregate proceeds of $7,500.The Company issued the securities pursuant to a Regulation “S” exemption from registration.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

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

Pursuant to the terms of the asset purchase agreement, as amended the Company is obligated to a series of payments for a ½ interest in the 5BARz intellectual property for aggregate payments of $1,500,000. Payable as follows; In addition to the $299,349 paid to September 30, 2011 that the payment of the unpaid balance of $1,200,651, is due on or before March 31, 2012.

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

Note 7 – Convertible Debenture

On August 15, 2011, the Company entered into a Convertible Debenture Agreement for a principal amount of Fifty Thousand Euros (€50,000).  That debenture bears interest at a rate of 8.5%, and is due on November 15, 2011.   Holder may convert principal and unpaid interest on the debenture into shares of the Company’s common stock, at a price per share of twenty cents USD ($0.20)

The Company has the right to pre-pay the Debenture without prepayment penalty of any kind.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

Note 8 – Convertible Promissory Note:

On September 20, 2011, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Convertible Promissory Note agreement (the Note), through which the Company borrowed $42,500.

The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. The lender may not convert the note during this first 180 day period subsequent to the date of issue.

Subsequent to March 20, 2012 the lender may convert the principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 55% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Lender is prohibited under the Note from converting amounts if principal and interest that would result in Lender receiving shares, which when combined with shares of the Company’s common stock held by Lender, would result in Lender holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Note, the Company may not incur additional debt without Lender’s approval except for (i) debt that was owed or committed as of the date of the Note and of which the Company had informed Lender; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

Pursuant to the Note, the Company agreed to grant to Lender a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was defined as September 20, 2011. The right of first refusal does not apply to any transactions in excess of $250,000.

In the above transaction, the Note was issued to an accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

Note 9 - Related Party Transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the Director is also the Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.

At September 30, 2010 the Company had a note payable in the amount of $62,506 (2010 - $370,000), due to Dollardex Group Corp. a related party which is controlled by the President and Director of the Company. The note payable accrues interest at a rate of 5% per annum, and during the quarter, interest in the amount of $1,151 was charged pursuant to the terms of this note. Aggregate interest due under the note at September 30, 2011 is $8,109. In addition the Company had an amount due to that related party comprised of payments made by the related party on behalf of the Company aggregating $79,804 (2010 - $64,997).

NOTE 10 - Commitments:

On December 30, 2010 the Company entered into a commitment to provide to the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars. The payment schedule as amended is as follows;

i.	Paid to date	$433,500
ii.	Interest accrued to September 30, 2011	7,538
	Repaid by allocation to asset purchase agreement	(200,000)
	Net Amount due under LOC Agreement	241,038
iii.	Commitment to fund on or before December 1, 2011	$2,066,500

The revolving line of credit agreement provides that interest accrued under the terms of the agreement is to be paid annually commencing on October 1, 2011. That interest calculated at an interest rate of 6% is $7,538 and was not paid on October 1, 2011 or to date. Accordingly the Revolving Line of Credit is in default. As a result, the full amount of the line of credit becomes due currently and future interest on the unpaid balance is calculated at a rate of 15% per annum. Further as a result of the event of default, the Company has the right, to suspend or terminate any obligation that it may have to make any further advances under the line of credit agreement.

Security Agreement

The Company holds, pursuant to the security agreement referred to herein, a security interest in all assets of Cellynx Group Inc.(“borrower”), to secure the obligations of borrower under the revolving line of credit agreement. That security agreement was registered with the State of Nevada on June 15, 2011.

5BARz International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

NOTE 11 - Stock purchase agreement of Cellynx

On January 7, 2011 the Company entered into a stock purchase agreement from two shareholders of Cellynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of Cellynx Group, Inc. for total proceeds of $634,126. To date the Company has paid $170,000 as a deposit to secure this agreement.

NOTE 12 - Subsequent events

Formation of Subsidiary Company, 5BARz AG

On October 6, 2011, the Registrant, 5Barz International Inc., a Nevada corporation, (“5BARz”), organized under the laws of Switzerland, in the Canton of Zurich, a subsidiary called 5BAR AG. In so doing the registrant acquired 5,100,000 shares, of the issued and outstanding stock of the newly incorporated Company. Aggregate proceeds paid for the shares were CHF 51,000 representing the fully paid price of CHF 0.01 per share. 5BARz AG simultaneously issued 4,900,000 fully paid shares, registered in the name of 5Barz AG at a price of CHF 0.01 per share for aggregate proceeds of CHF 49,000. These treasury shares are being held for resale, more fully described herein. The net proceeds received on re-sale will be paid into 5Barz AG as additional paid in capital.

The newly formed subsidiary has appointed two directors, one of which, Mr. Daniel Bland is the President, CEO and a Director of the registrant. The other Director is Mr. Peter Burkhardt of Oberengstringen, Zurich, Switzerland.

Engagement of BDC Investment AG:

On October 15, 2011, 5Barz AG, entered into an agreement with BDC Investment AG., an independent investment Company in Oberengstringen, Zurich, Switzerland to act as agent for the Company for the sale of the 4,900,000 shares referred to above, on a best efforts basis. In addition to acting as agent for the 5BARz AG, BDC Investment AG will provide consulting services and will be responsible for corporate communications, for 5BARz AG in the European marketplace.

Global Marketing and Distribution Agreement

On October 19, 2011, the registrant, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5Barz AG holds the exclusive rights for the marketing and distribution of Products produced under the 5BARz Brand for markets in Switzerland, Austria and Germany. That agreement does not have a royalty payment required as 5BARz Ag is a consolidated subsidiary of 5BARz International Inc.

All of the above referenced subsequent events represents a description of the interrelated transactions as negotiated and understood by the directors, of 5BARz AG and 5BARz International Inc. Most but not all documentation has been received on these transactions from Europe, but are in process and expected in due course.

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

In October 2011 the Company incorporated a new subsidiary 5BARz AG in Switzerland and has entered into a licensing agreement with that entity for the marketing and distribution of the 5BARz Brand of products in Austria, Germany and Switzerland. The Company also engaged an Investment firm, BDC Investment AG, in Switzerland to finance the operations of the Company. The Company has issued 10,000,000 shares of common stock of which 4,900,000 or 49% are treasury shares available for sale on a best efforts basis.

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

(a)     $299,349 which has been paid to date.

(b)     $1,200,651 due on or before March 31, 2012

Revolving Line of Credit Agreement

On December 30, 2010 the Company entered into a commitment to provide to the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars. The payment schedule as amended is as follows;

i.	Paid to date	$433,500
ii.	Interest accrued to September 30, 2011	7,538
	Repaid by allocation to asset purchase agreement	(200,000)
	Net Amount due under LOC Agreement	241,038
iii.	Commitment to fund on or before December 1, 2011	$2,066,500

The revolving line of credit agreement provides that interest accrued under the terms of the agreement is to be paid annually commencing on October 1, 2011. That interest calculated at an interest rate of 6% is $7,538 and was not paid on October 1, 2011 or to date. Accordingly the Revolving Line of Credit is in default. As a result, the full amount of the line of credit becomes due currently and future interest on the unpaid balance is calculated at a rate of 15% per annum. Further as a result of the event of default, the Company has the right, to suspend or terminate any obligation that it may have to make any further advances under the line of credit agreement.

Security Agreement

The Company holds, pursuant to the security agreement referred to herein, a security interest in all assets of Cellynx Group Inc.(“borrower”), to secure the obligations of borrower under the revolving line of credit agreement. That security agreement was registered with the State of Nevada on June 15, 2011.

Convertible Promissory Note Agreement - $42,500

On September 20, 2011, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Convertible Promissory Note agreement (the Note), through which the Company borrowed $42,500.

The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. The lender may not convert the note during this first 180 day period subsequent to the date of issue.

Subsequent to March 20, 2012 the lender may convert the principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price (the “Conversion Price”) which is equal to 55% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  Lender is prohibited under the Note from converting amounts if principal and interest that would result in Lender receiving shares, which when combined with shares of the Company’s common stock held by Lender, would result in Lender holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Note, while there remains any unpaid amounts owing on the Note, the Company may not incur additional debt without Lender’s approval except for (i) debt that was owed or committed as of the date of the Note and of which the Company had informed Lender; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

Pursuant to the Note, the Company agreed to grant to Lender a right of first refusal for any subsequent transactions occurring during the twelve month period following the Closing Date, which was defined as September 20, 2011. The right of first refusal does not apply to any transactions in excess of $250,000.

In the above transaction, the Note was issued to an accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. Additionally, the underlying shares of common stock, if any, issued upon conversion of the Note will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated pursuant thereto. All certificates for such shares will contain the appropriate legends restricting their transferability absent registration or applicable exemption. The accredited investor received information concerning the Company and had the ability to ask questions about the Company.

The status of this transaction remains the same as of the date of this filing.

Convertible Debenture - $50,000 Euro

On August 15, 2011 the Company entered into a convertible debenture agreement in the amount of 50,000 Euros. (USD $71,965). Pursuant to the terms of that convertible debenture, interest is due and payable on that debenture in the amount of 8.5% per annum. The Holder is entitled, at its option, to convert, and sell subject to applicable 144 rules, from time-to-time, until payment in full of this Debenture, all or any part of the principal amount of the Debenture, in denominations of not less than fifty thousand euros (€50,000), plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock (“Common Stock”), at the price per share (the “Conversion Price”) equal to $0.20 USD per share. That convertible debenture becomes due and payable on November 15, 2011.

Recent Developments

On July 14, 2011, the Company received a purchase order for 16,000 Road Warrior units in the process of manufacture for proceeds of $3,200,000 to be delivered to Mexico City, Mexico. The Company is in the process of securing regulatory compliance for the sale of those units in Mexico as well as financing and completing the production of those units.

On October 6, 2011 the Company incorporated a new subsidiary 5BARz AG in Switzerland and has entered into a licensing agreement with that entity for the marketing and distribution of the 5BARz Brand of products in Austria, Germany and Switzerland. The Company also engaged an Investment firm, BDC Investment AG, in Switzerland to finance the operations of the Company. The subsidiary Company has issued 10,000,000 shares of common stock of which 4,900,000 or 49% are treasury shares available for sale by BDC on a best efforts basis. The Company will retain 5,100,000 shares of that subsidiary or a 51% controlling interest.

Results of Operations

	3 Months ended Sept. 30, 2011	3 Months ended Sept. 30, 2010	Cumulative from November 14, 2008 (inception) to Sept. 30, 2011
Amortization and depreciation	236	58	863
Bank charges & interest	3,899	75	16,191
Sales and marketing expenses	39,284	-	165,982
General and administrative	102,208	4,439	449,037
Total Operating Expenses	145,627	4,572	632,073
Gain (loss) on foreign currency translation	5,051	(160)	(2,155)
Other income	4,419	-	7,538
Net Loss	$136,156	4,732	$626,690

	9 Months ended Sept. 30, 2011	9 Months ended Sept. 30, 2010	Cumulative from November 14, 2008 (inception) to Sept. 30, 2011
Amortization and depreciation	416	175	863
Bank charges & interest	14,776	285	16,191
Sales and marketing expenses	162,982	-	165,982
General and administrative	402,824	10,606	449,037
Total Operating Expenses	580,998	11,066	632,073
Gain (loss) on foreign currency translation	5,051	695	(2,155)
Other income	7,538	-	7,538
Net Loss	$568,409	10,371	$626,690

The Company has incurred losses from inception, February 17, 2008 to September 30, 2011 in the aggregate amount of $626,690. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to September 30, 2011 was $568,409 as provided in the foregoing schedule.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The company will require additional capital to meet its’ long term operating requirements. We expect to raise additional capital through a multi faceted strategy which may include the further sale of equity securities, debt, and factoring facilities as the Company’s sales progress. In addition in November 2011 the Company engaged BDC Investment AG, from Zurich, Switzerland to raise equity capital for the Company through the sale of up to 49% of the Company’s subsidiary common stock, 5BARz AG incorporated in Zurich Switzerland and engaged for the marketing and distribution of the 5BARz products in Switzerland, Germany and Austria.

Three month period ended September 30, 2011 compared to three month period ended September 30, 2010.

Our net loss for the three month period ended September 30, 2011 was $136,156 compared to a net loss of $4,732 for the corresponding period for the prior year. During the three month period ended September 30, 2011 the Company continued to accelerate the development of the 5BARz business opportunity and commenced financing the business as well as establishing the infrastructure for the sales and marketing of 5BARz products,

During the three month period ended September 30, 2011, the Company incurred general and administrative expenses of $102,208 compared to $4,439 incurred during the quarter ended September 30, 2010. These general and administrative expenses incurred, include consulting fees accrued and paid to personnel and consulting firms that are active in developing equity financing for the Company, on further developing the Latin American initiatives as well as activity focused upon the development of the Companies product line for 2012. In addition consulting, travel and accommodation fees have been incurred in order to expand the Company’s listing, investor relations and financing and business activities into Europe, including the listing of the Companies securities in Berlin. During the quarter administrative fees were incurred for the incorporated a subsidiary in Switzerland, entered into a licensing agreement with that subsidiary for the marketing and distribution of 5BARz product in Switzerland, Austria and Germany. In addition the Company engaged BDC Investment Ag in order to finance these expanding operations. This has resulted in an acceleration of administrative expenses.

Our net loss during the three month period ended September 30, 2011 was $136,156 or ($0.0015) per share compared to a loss from operations of $4,732 or $0.0003 per share during the quarter ended September 30, 2010. The weighted average number of shares outstanding was 88,876,906 for the three month period ended September 30, 2011 compared to 71,969,800 for quarter ended September 30, 2010, after giving retroactive effect to the 18 for 1 forward stock split completed on November 29, 2010 and the subsequent cancellation of 87,800,000 shares on December 30, 2010.

Liquidity and Capital Resources

As at September 30, 2011

As at September 30, 2011, our current assets were $1,349 and our current liabilities were $1,471,419, which resulted in a working capital deficit of $1,470,070 . As at September 30, 2011, current liabilities were comprised in the most part of a net amount due to Cellynx of $959,613 comprised of the balance of the acquisition of a 50% interest in the intellectual property of Cellynx net of advances made to Cellynx under the terms of a Line of Credit agreement of $241,038. The balance of this is due on or before March 31, 2012. Both 5BARz and Cellynx are working very closely together in the commercialization of the Company’s technology, to the mutual benefit of both Companies. The timing of the amount payable is the best estimate of the parties as to the timing required to raise the proceeds by way of the sale of equity by 5BARz International Inc. or net revenue generation.

As at September 30, 2011, the Company’s total assets were $2,301,194 comprised of intellectual property in the amount of $1,883,650 representing in part a 50% interest in the patent applications and trademark registrations related to the 5BARz technology, and the assignment of the exclusive global marketing and distribution rights for the 5BARz products . In addition the Company has made a deposit of $170,000for the acquisition of share capital in Cellynx Inc from two shareholders. The balance of assets is comprised of current assets addressed above in the amount of $1,349 and advances to Cellynx, by way of a letter of credit in the amount of $241,038. The increase in total assets as at September 30, 2011 over the assets held at December 31, 2010 was primarily due to the continued investment by 5BARz Inc. into Cellynx Group, Inc. the co-owner of the 5BARz Intellectual property through both an deposit on an equity investment of $170,000 and line of credit advances of $241,038

As at September 30, 2011, our total liabilities were $1,621,838 comprised of current liabilities as described above as well as the balance of the amount due to Dollardex Group Corp., of $150,419 remaining from the acquisition of the assets comprising the 5BARz business. The increase in liabilities as at September 30, 2011 from quarter ended September 30, 2010 was again due to the acquisition of assets at December 30, 2010 comprising the 5BARz business and the commencement of commercialization activities of that endeavor.

Stockholders’ equity increased from a deficit at December 31, 2010 of $14,735 to an equity balance of $679,356 at September 30, 2011. This increase is attributable in the most part to the sale of 1,000,000 common shares in the capital of the Company for proceeds of $1,200,000 at a price of $1.00 per share.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was $430,488, consisting primarily of a net loss of $568,409. Net cash flows used in operating activities was decreased by an increase in accounts payable of $145,498. For the nine months ended September 30, 2010, net cash flows used in operating activities was $8,696 as the Company was listed but substantively inactive..

Cash Flows from Investing Activities

For the nine month period ended September 30 2011, net cash flows used in investing activities was $707,175 comprised of payments made on the acquisition of intellectual property from Cellynx in the amount of $238,915 in addition to a series of payments for the acquisition of the agreements comprising the 5BARz business of $292,688 and a deposit made on an investment on the share capital of Cellynx Group, Inc. in the amount of $170,000. For the nine months ended September 30, 2010, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $1,139,013, comprised of proceeds from the sale of common stock in the amount of $1,262,500, reduced by amounts paid on loans to Cellynx of $233,500 under an operating letter of credit. For the nine months ended September 30, 2010 cash flows from financing activities consisted of $7,887 comprised of shareholder loans.

We expect that working capital requirements will continue be funded through further issuances of securities, debt and from proceeds generated by sales, or through the leverage of these payments.

During the quarter, the Company received it’s first purchase order for sales of $3.2 million dollars. Our working capital requirements are expected to increase in line with the growth of our business.

Plan of Operation and Funding

Existing working capital, further sales of equity securities and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Quarterly Report, the Company has entered into a material commitment to Cellynx Group, Inc. to make available under the terms of a line of credit agreement $2.5 million dollars. At September 30, 2011 the Company had funded $233,500 with further funding requirements on or before December 1, 2011 in the amounts of $2,476,650. This funding is being made on a best efforts basis.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the Nine months ended September 30, 2011 and to the date of this report we have issued shares of common stock as follows:

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

On April 7, 2011 the Company completed a private placement of 200,000 common shares to an accredited investor for aggregate proceeds of $200,000. The Company issued the securities pursuant to a Regulation “S” exemption from registration.

On June 3, 2011 the Company completed a private placement of 5,000 common shares to an accredited investor for aggregate proceeds of $3,500. The Company issued the securities pursuant to a Regulation “S” exemption from registration.

In July 2011 the Company completed private placements of 131,111 common shares to accredited investors for aggregate proceeds of $59,000. The Company issued the securities pursuant to a Regulation “S” exemption from registration.

On October 20, 2011 the Company completed a private placements of 37,500 common shares to accredited investors for aggregate proceeds of $7,500. The Company issued the securities pursuant to a Regulation “S” exemption from registration.

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

5BARz International Inc.
(Registrant)

Date: November 14, 2011	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer