Form 10-K
period 2011-12-31
5Barz International, Inc.
filed 2012-04-16
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1258321

5BARz International Inc.

 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2025 First Avenue, Suite 440 Seattle, Washington	98121
(Address of principal executive offices)	(Zip Code)

949-305-5290

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ]  No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [   ]    Accelerated Filer [   ]   Non-Accelerated Filer [   ]   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year: None.

At June 30, 2011, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $21,739,464 based on the closing price of $0.68 as reported on the Over-the-Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of March 29, 2012 was 103,778,283

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

Item 14. Principal Accounting Fees and Services

PART IV.

Item 15. Exhibits, Financial Statement Schedules, SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 19, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 26, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2011. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

Item 1. Business

5BARz International Inc.(“5BARz” or the “Company”) is in the business of the development, sales and marketing of a line of cellular network infrastructure devices for use in the small office, home and mobile market places.  This next generation cellular network extender, branded as 5BARz™ incorporates a patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones, and other cellular devices.

The Company’s initial product, the Road Warrior, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines.

The market opportunity for the 5Barz technology represents some 5.4 billion cell phone subscribers worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

The 5BARz business opportunity to bring this state of the art technology to market  represents a significant step forward in the deployment of micro-cell technology, referred to as a ‘cellular network infrastructure device” in the industry. A step that management believes will significantly improve the functionality of cellular networks by managing cellular signal within the vicinity of the user.  This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas, and highly congested areas such as freeways, and also serves to amplify cellular signal as users move away from cellular towers in urban areas.  The market potential of the technology is far reaching.

Company History

5BARz was incorporated on November 17, 2008 and is a Nevada Corporation. On December 30, 2010 the Company acquired the “Master Global Marketing and Distribution Agreement” for the marketing and distribution of 5BARz products throughout the world. In addition to the acquisition of the marketing and distribution rights, the Company entered into an agreement, as amended, for the acquisition of a 60% interest in the underlying intellectual property comprising the 5BARz products, and holds a security interest over the balance of those assets.

On March 27, 2012, subsequent to the balance sheet date for this 10K, 5BARz acquired a 60% controlling interest in Cellynx Group, Inc. the entity which originally developed the 5BARz technology. This represents a significant step forward in bringing the originators of the technology together and under common control with the Company, to facilitate a more synergistic and clearly defined development platform for the globalization of the 5BARz technology.

On November 7, 2011, the Company commenced the incorporation of a subsidiary Company in Zurich Switzerland called 5BARz AG. At December 31, 2011 the Company held a 99.5% equity interest in that entity. 5Barz Ag has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

Prior to December 30, 2010 the Registrant was a designated shell Company pursuant to Section 12B-2 of the Exchange Act of 1934, and operated under the name Bio-Stuff Inc. The business of Bio-Stuff was comprised of the development of bio-degradeable products. That business has been abandoned by the Company.

Milestones

2007: A 5BARz working prototype was developed of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths.

July 22, 2008: Dollardex Group entered into an exclusive “Master Global Marketing and Distribution Agreement” (the “Distribution Agreement”) for the 5BARz products.

July 2009: First production run and FCC Certification of 5BARz Road Warrior

August 2009: Field testing and final modification of 5BARz Road Warrior

January 2010: 5BARz Road Warrior Selected as CES Innovations 2010 Design and Engineering Award. Marketing commenced in the US.

January 2011: 5BARz International Inc. acquires the “Master Global Marketing and Distribution Agreement” for the marketing and distribution of 5BARz products throughout the world, and enters into agreement for the acquisition of a 50% interest in the underlying intellectual property from Dollardex.

2011 – 5BARz International Inc. engages sales agents in Latin America, to present prototype products to R&D departments at major wireless carriers in the region, with positive results.

July 2011 – The Company received initial purchase order for the balance of limited production in the 5BARz Road Warrior units comprised of 16,000 units or $3.2 million dollar purchase order.

November 2011 – Incorporated a subsidiary Company, 5BARz Ag (completed in March 2012), and sub-licensed that entity for the Sales and Marketing Rights for the region commonly referred to as the “DACH”, Germany, Austria and Switzerland. The Company engaged the services of BDC Investment Ag, of Zurich, Switzerland to finance that entity and develop within the German speaking European marketplace.

February/March 2012 – The Company formed an Advisory Board comprised of leading executives within the technology sector to assist in the integration of the 5BARz technology and products into global markets. See bios in news – www.5barz.com

Dr. Gil Amelio – Director ATT, Former CEO – Apple Computer

Mr. Marcelo Caputo – CEO Telefonica USA

Mr. Finis Connor – Founder of Seagate Technology and Connor Peripherals

Mr. George Lauro – Co-founder of Alteon Capital Partners with Dr. Amelio

March 2012 – 5BARz International Inc. completed the acquisition of a 60% interest in Cellynx Group, Inc. (the originator of the 5BARz technology), developing a fully integrated subsidiary for the global deployment of the 5BARz business opportunity.

The Market Opportunity

The market opportunity for the 5BARz technology represents some 4.8 billion cell phone subscribers worldwide and is growing as a result of the following factors;

•	Dead zones, weak signals, and dropped calls are the biggest problems in the industry. Now, by adding internet and video, the quality issue is increasing exponentially.
•	76% of cellular subscribers use their mobile phone as the primary phone
•	More consumers are using mobile phones for web browsing, up and down- loading photos, videos and music
•	More mobile phones are operating at higher frequencies which have less ability to penetrate buildings
•	Weak signals make internet applications inaccessible and slow and increase the drain on cell phone batteries.
•	Forty percent of all mobile phone users report inadequate service in their homes or office and we estimate that 60% of the 4.8 billion mobile phone users worldwide consider continuous connectivity to be very important.

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

Choosing the Right 5BARz Product

5BARz has one model in production and three in development of three mobile products with a range of features and prices, as well as a home/office product:

Road Warrior

The Road Warrior won the 2010 CES Innovation of the Year award for product design and engineering. It improves wireless voice and data signals in the home, office, or vehicle. It works with any wireless operator, needs no installation, and can easily be moved.

The Road Warrior features real-time radio frequency monitoring, self-adjusting radio frequency levels, and balanced power control for incoming and return signals. It is FCC compliant, and supports 3G cellular and PCS bands. There is no backhaul (Internet connection) required. The 45 dB maximum gain is limited to the small area around the phone cradle.

5BARz SC

The 5BARz SC provides the benefits of the Road Warrior in a single unit (with optional cradle) with a larger coverage area of about 2 meters. It only amplifies communication signals, not noise.

In addition to the 45 dB gain and features of the Road Warrior, the Road Warrior II provides a medium power option, and radio frequency band auto configuration.

In addition, the Road Warrior II uses a state-of-the-art, high-performance antenna by PinyonTM.

5BARz 4G

The Road Warrior 4G is a single unit package with a 45 dB gain and a coverage area of about 2 meters.

It provides the features and benefits of the Road Warrior II, but additionally supports a full radio frequency range of 700Mhz to 2.6Ghz, and supports 4G. It also supports multiple phones simultaneously. It is also programmable according to operator requirements.

5BARz 3000

5BARz 3000 product provides a 70dB maximum gain at a maximum power of 0.6 watts, with coverage over a large area inside the home. It supports 3G and 4G, both voice and data, for multiple phones simultaneously.

5Barz 3000 is a single unit package with both antennas in the base unit. It is a carrier-grade product and operator configurable (fully programmable from 700Mhz to 2.6Ghz). It includes patented isolation feedback, with radio frequency isolation typically 30dB better than the Road Warrior.

5BARz 3000 can optionally be configured with GPS and wireless LAN.

Intellectual property

5BARz technology is based on achieving unique isolation between antennas, without oscillation greatly improving signal gain for individual, home and office coverage.

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331	8005513
Dual Cancellation Loop Wireless Repeater	12/106468
Wireless Repeater Management Systems	12/328076
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615
5BARz Trademark	78/866260
Multi-Band Wireless Repeater	12/235313 + Foreign filings	8027636
Antenna Docking Station	12/625347
Turning Weak Spots Into Sweet Spots Trademark	78-938374

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improve wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

•   Need to determine what the two pieces of equipment, cables, and multiple power cords are for

•   Complex manual … Determine the ideal location for both antennas, outdoor network antenna and indoor coverage antenna, then determine ideal location for the bi-directional amplifier for proper cable routing to the antennas

•

Cost	• One-time equipment charge only$299 5BARz Road Warrior	• Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service	• Equipment charge starting at $350 for dual band Professional installation starting at $200Higher performance antennas starting at $100
Setup	• Plug ‘n play No adjustments One part works for all carriers	• Carrier-specific set up May require ISP support Currently Voice Only	• Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart
Reliability	• Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connectors • Oscillation suppression circuitry	Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier command Intermittent handoffs with macro network	• External antennas less reliable Connectors Outdoor mounting Oscillation prone
Installation	• None; Plug ‘n play	• Needs to be collocated with broadband service GPS antenna may need to be installed near a window with a cable going to the femtocell	• Professional installation recommended

MARKETING STRATEGY – 2012

The Company has embarked upon a multi channel marketing strategy with significant emphasis in Latin America as a direct result of the very favorable factors and the stage of development of the cellular markets in South and Central America and Mexico, more fully addressed herein.

During 2011, that Company has had several NDA’s signed by major wireless operators in that region as they are currently in the process of analyzing the 5BARz products in their labs. This is the initial step before full scale endorsement of the technology and integration into their marketing infrastructure.

Advanced levels of interest with major distributors in the Latam marketplace are expected to see substantive sales results within the current fiscal year. In fact the Company received a purchase order for the production of 16,000 Road Warrior units to be delivered into Mexico in 2012.

The Company has been expanding its employee/consultant base in Latin America and USA due to significant product interest. More recently we have set a structure for the development of the German speaking market place in Europe, through a subsidiary operation 5BARz AG in Zurich Switzerland.

The LATAM Market

The Company has analyzed the fundamentals of the mobile phone market in the LATAM countries and has determined that to be a key point for market penetration for the 5BARz products for the following reasons;

First, the mobile phone market has just gone through a very strong decade of growth in Latin America, with mobile subscriptions having overtaken fixed lines as the preferred method of communication. As a result Latin America's mobile telephone industry has a high degree of market penetration. Mobile subscriptions totaled 88.2% of the region's population, compared to 55.2% in Asia Pacific, 90.4% in North America and 50.6% in the Middle East and Africa. Having recently invested heavily in subscription development, the cellular network operators are now focusing upon the maintenance of their substantial customer base, and the 5BARz technology can contribute substantially to achieving that customer satisfaction.

The mobile telephone industry in Latin America has benefited from generally opening up to competition. This provides a very fertile ground for the introduction of a technology such as 5BARz to secure customer retention through quality of service.

The inherent geographical difficulties in laying fixed line infrastructure have encouraged a move to mobiles, but in addition, that geography, the Andean and Rainforest regions and expanses of rural areas again benefit from the 5BARz technology whereby weak cellular signal is amplified within the vicinity of the user.

Further the LATAM countries are experiencing a renewed era of strong growth, reflecting reviving economic growth and improving income levels. This again is a favorable factor for the introduction of our products to meet the growing demands of consumers.

In addition, the launch of 3G and mobile broadband services has increased demand for mobile subscriptions. Mobile broadband is particularly desirable in areas with no or limited access to cable internet services. Moving to mobiles offers consumers the benefits of on-the-move communications and advantageous introductory deals. Greater access to communications also helps to narrow regional divides. All of these factors are enhanced by the 5BARz experience.

In fact internet usage is set to take off from 2010, with broadband internet subscriptions generally growing by higher rates than mobile subscriptions

Initial 3G market expansion is likely to be greater in the region's wealthier markets, such as Argentina, Chile and Mexico, and these have been specifically targeted by our Company with very favorable results.

Number of subscribers

•       Brazil: 194 million

•       Mexico: 93.5 million

•       Argentina: 50.4 million

•       Colombia: 40.5 million

•       Venezuela: 28.1 million

•       Chile: 16.5 million

•       Other countries: 103 million

•       Total: 526 million

The DACH MARKET – 5BARz AG

The DACH/D-Deutschland or Germany, A-Austria and CH-Switzerland group of countries in the European Union represents one of the most technologically advanced and progressive sectors of that economic group representing a German speaking majority population based of 90.3 million people of which Germany, 78.3 million, Austria, 7.4 million, and Switzerland, 4.6 million

Formation of Subsidiary Company, 5BARz AG

On October 6, 2011, 5BARz International Inc. commenced the organization under the laws of Switzerland, in the Canton of Zurich, a wholly owned subsidiary called 5BAR AG. In so doing the registrant acquired 5,100,000 shares, of the issued and outstanding stock of the newly incorporated Company. Aggregate proceeds paid for the shares were CHF 51,000 representing the fully paid price of CHF 0.01 per share. 5BARz AG simultaneously had approved and issued to an escrow agent 4,900,000 fully paid shares, at a price of CHF 0.01 per share for aggregate proceeds of CHF 49,000. Those shares are being held for resale, and are more fully described herein. The net proceeds received on re-sale will be paid into 5BARz AG as additional paid in capital. The documentation on this transaction was completed on March 26, 2012.

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

Global Marketing and Distribution Agreement

On October 19, 2011, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz brand for markets in Switzerland, Austria and Germany. This sales and marketing program will commence upon completion of the corporate formation and funding.

Item 1A. Risk Factors

Need For Additional Financing

The Company has very limited funds, and such funds may not be adequate to take advantage of current and planned business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete upon transactions contemplated, the Company may not have enough capital to fully develop the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. As additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited.

Ability to continue as a going concern.

The Company has accrued net losses of $781,147 for the period from inception November 14, 2008, to December 31, 2011. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

Dependence upon a sole director and limited management and consultants

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At the time of issuance of this report, the Company is not subject to a lease arrangement directly. Each of the consultants to the Company, maintain their independent properties or place of business. The Company will secure lease arrangements when fully funded.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock trades on the OTC Bulletin Board system under the symbol “BARZ”. The stock commenced trading in October 2010.

The High/Low price at which the stock traded during the three months period ended December 31, 2011 are as follows;

Quarter Ended	High	Low
October 1-December 31 2011	$0.25	$0.10
July 1 – September 30 2011	$0.6051	$0.15
April 1 - June 30 2011	$1.57	$0.50
January 1 – March 30 2011	$1.53	$1.00
October 1 –December 31, 2010	$0.0833	$0.0389
July 1 – September 30, 2010	$0.0389	$0.0028
April 1- June 30, 2010	$0.0028	$0.0028
January 1 – March 30, 2010	$0.0028	$0.0028

Holders of Record

As of March 29, 2012, the last sale price of our common stock on the OTCBB was $0.20 per share.  As of March 29, 2012, there were approximately 65 stockholders of record holding 103,778,283 shares.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth

Forward Stock Split

On November 15, 2010, the Company approved a forward split of its common stock, par value $0.001, at a ratio of 18-for-1 (the "Forward Split"), at which time each share of common stock was automatically reclassified as and converted into 18 shares of common stock.    Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Forward Split.  In connection with the Forward Split, an amendment to the Company’s Articles of Incorporation was approved increasing the number of authorized shares of common stock from 100,000,000 to 250,000,000. For comparability purposes, all references to 5BARz stock within this document have been adjusted to reflect the effects of the Forward Split, unless otherwise indicated.

Stock Cancellation

On December 30, 2010, the Company cancelled eighty-seven million eight hundred thousand shares (87,800,000) of its issued and outstanding common stock (the “Common Stock”) held by Daniel Bland, the sole officer and director of the Company. Immediately following the cancellation, the Company had seventy-one  million nine hundred sixty-nine thousand eight hundred (71,969,800) shares of issued and outstanding Common Stock. For comparability purposes, all references to BARz stock within this document have been adjusted to reflect the effects of the Stock Cancellation, as the cancelled shares were founders shares issued upon incorporation.

.

Private Placements

On October 20, 2011 the Company issued 37,500 shares of common stock at a price of $0.20 per share for aggregate proceeds of $7,500, pursuant to a Regulation “S” exemption from registration

On November 8, 2011 the Company issued 200,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $30,000, pursuant to a Regulation “S” exemption from registration.

On December 7, 2011 the Company issued 75,000 shares of common stock at a price of $0.10 per share for services provided in the amount of $7,500, pursuant to a Regulation “S” exemption from registration.

On December 13, 2011, the Company issued 355,695 shares of common stock at a price of $0.20 per share, in full settlement of a convertible debenture principle of $65,465 and interest of $5,674

On December 15, 2011 the Company issued 455,180 shares of common stock at a price of $0.10 per share for aggregate proceeds of $45,518, pursuant to a Regulation “S” exemption from registration.

On December 19, 2011 the Company issued 150,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $15,000, pursuant to a Regulation “S” exemption from registration.

On February 1, 2012 the Company issued 1,500,000 shares of common stock at a price of $0.10 per share for services for aggregate proceeds of $150,000, pursuant to a Regulation “S” exemption from registration.

On February 1, 2012 the Company issued 50,000 shares of common stock at a price of $0.10 per share for services for aggregate proceeds of $5,000, pursuant to a Rule 504 exemption from registration.

On February 7, 2012 the Company issued 500,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $50,000, pursuant to a Regulation “S” exemption from registration.

On February 29, 2012 the Company issued 200,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $20,000, pursuant to a Regulation “S” exemption from registration.

On March 6, 2012 the Company issued 433,333 shares of common stock at a price of $0.12 per share for aggregate proceeds of $52,000, pursuant to a Regulation “S” exemption from registration.

On March 7, 2012 the Company issued 152,831 shares of common stock at a price of $0.12 per share for aggregate proceeds of $18,340, pursuant to a Regulation “S” exemption from registration.

On March 20, 2012 the Company issued 333,333 shares of common stock at a price of $0.15 per share for aggregate proceeds of $50,000 issued pursuant to Regulation “S” exemption from registration.

On March 22, 2012 the Company issued 170,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $25,500. issued pursuant to Regulation “S” exemption from registration.

On March 26, 2012 the Company issued 50,000 shares of common stock at a price of $0.12 per share for aggregate proceeds of $6,000

On March 29, 2012 the Company issued 9,000,000 shares of common stock at a price of $0.20 per share in payment to Cellynx Group, Inc. for a 60% interest in the 5BARz technology, for aggregate proceeds of $1,800,000.

On March 29, 2012 the Company issued 1,250,000 shares of 5BARz common stock at a price of $0.20 per share for aggregate proceeds of $250,000, plus $170,000 cash, in payment to two founders of Cellynx Group Inc. for 63,412,638 common shares of Cellynx Group, Inc.

Equity Compensation Plans

The Company has no equity compensation plans currently in place. However, the Company has made commitments to current Members of the Advisory Board to issue approximately 2,150,000 shares at market price for services to be provided by that group of consultants and advisors, subject to Board of Director approval.

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

Overview

5BARz International Inc. is the exclusive distributor of a proprietary line of Cellular Network Extenders developed by CelLynx Group, Inc. under the 5BARz brand. These highly engineered products are state of the art consumer electronics that manage cell signal within the proximity of the user. The products are plug and play, without the need for extensive set up, and can be delivered as carrier agnostic or set to operate on a single carriers network. The first product brought to market is the 5BARz Road Warrior, a plug and play device designed for users on the go. The Company is in the process of the development of the financing, product development and the sales and marketing activities required to launch this business globally.

The financial and business analysis below provides information we believe is relevant to an assessment and understanding of our financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the financial statements and related notes included in this form 10-K.

Going Concern

The registrant has an accumulated deficit through December 31, 2011 totaling $834,377 and recurring losses and negative cash flows from operations. Because of these conditions, the registrant will require additional working capital to develop its business operations. The registrant's success will depend on its ability to raise money through debt and the sale of stock and the development and sale of product to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary cash to raise the necessary working capital to launch the global sales and marketing activities for the Company along with the funding of the Cellynx Group Inc. deficit acquired on March 29, 2012, in the amount of $2.2 million dollars.

Management believes that the market sectors that it is in the process of developing in Latin America, sectors within Western Europe, and the USA will yield significant results in the current fiscal year. Further, the efforts the Company has made to promote its business has received favorable support to date from Cellular network operators and we expect that to will continue for the foreseeable future. If the Company’s capital raising efforts do not continue to be successful, the registrant's ability to continue as a going concern will be in question. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Results of Operations

The total operating expenses for the year ended December 31, 2011 were $804,106 (2010 - $29,817). The Company has commenced the financing of its operations during the year and the commercialization of its technology, and products primarily in Latin America. Accordingly the Company incurred sales and marketing expenses of $226,541(2012 – nil) and general and administrative expenses of $534,777 ( 2010 - $29,357).

We generated no revenue and recorded no bad debt expense during the year ended December 31, 2011. For the year ended December 31, 2011, other income of $22,959 (2010 - $695) was earned in relation to interest income from financing the operations of the Cellynx Group, Inc, in addition to gains on foreign currency translation earned as a result of raising capital in Europe by the Company during a time when holding Swiss Francs during a time of raising exchange ratios results in exchange gains. The Company incurred amortization of equipment costs of $469 (2010 – nil) as a result of the Company’s investment in computer equipment. Net loss for the year ended December 31, 2011 totaled $781,147 (2010 - $29,122). For the period from inception, November 17, 2008 through December 31, 2011, net loss for the Company was $834,377 and total operating expenses for the corresponding period was $855,181. Sales and marketing expenses for the period November 17, 2008 (Inception) through December 31, 2011 was $226,741, and general and administrative expenses was $580,990. We generated no revenue and recorded no bad debt expense during the period November 17, 2008 (Inception) through December 31, 2010. Other income was $20,804 during the period November 17, 2008 (Inception) through December 31, 2011. Income tax expense (benefit) during the period November 17, 2008 (Inception) through December 31, 2010 was $0.

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

Liquidity and Capital Resources

As at December 31, 2011

As at the year ended December 31, 2011, our current assets were $73,512 and our current liabilities were $1,541,498, which resulted in a working capital deficiency of ($1,467,986). As at the year ended December 31, 2011, current liabilities were comprised of: (i) $236,446 in accounts payable and accrued expenses; and (ii) $1,196,498 due to Cellynx for intellectual property (iii) $53,033 due to our escrow agent in relation to financing operations underway in Europe and (iv) $55,318 due pursuant to a loan agreement from an investor. On March 29, 2012 the $1,196,498 due to Cellynx Group, Inc .was settled and replaced through the issuance of shares by the Company to pay for the Company’s interest in intellectual property in full. In addition, the loan agreement referred to in item (iv) was paid in full in March 2012.

As at the year ended December 31, 2011, our total assets were $2,376,355, comprised of: (i) $68,368 in current assets; and (ii) $1,883,650 comprised of the cost of a 50% interest in the 5BARz intellectual property, (iii) $250,152 due from Cellynx Group, Inc pursuant to a revolving line of credit agreement and (iv) $170,000 comprised of a deposit on the acquisition of 63,412,638 shares in the capital stock of Cellynx Group, Inc.

As at the year ended December 31, 2011, our total liabilities were $1,661,935 (2010 - $1,898,385) . In the first quarter of 2012, $1,252,019 of those liabilities were settled by the Company in addition to the settlement of some current liabilities which are a revolving balance.

Stockholders’ equity increased from a deficit of $14,735 for fiscal year ended December 31, 2010 to stockholders’ equity of $714,420 for the year ended December 31, 2011.

We believe we can satisfy our cash requirements for the next twelve months with equity financing or loans, in addition to gross margin on the sale of product. Subsequent to December 31, 2011 the Company has raised equity capital by way of Private Placements of $2,426,840 at prices ranging from $0.10 to $0.20 per share, completed January 1, 2012 to March 30, 2012. In addition the Company has raised $132,000 by way of the sale of equity securities by the Company's subsidiary Company 5BARz AG subsequent to year end. Further, the Company has a purchase order in the amount of $3.2 million for the sale of product, a sale which the Company is currently in the process of financing and completing product.

We anticipate that our operational and general and administrative expenses for the next 12 months will be substantive, but maintained in relation to our ability to raise capital. When sufficient financing is received, we will add additional management, engineering, and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 8. Financial Statements and Supplementary Data

5BARZ INTERNATIONAL, INC.
Index to Financial Statements

Consolidated Balance Sheet:
As at December 31, 2011 and December 31, 2010	F-1

Consolidated Statements of Operations:
For the year ended December 31, 2011 and December 31, 2010	F-2

Consolidated Statements of Cash Flows:
For the year ended December 31, 2011 and December 31, 2010	F-3

Statements of Stockholders' equity:
From inception November 17, 2008 through December 31, 2011	F-4

Notes to Financial Statements:
December 31, 2011	F-5

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

5BARZ INTERNATIONAL, INC.

Blaine, WA

We have audited the balance sheets of 5BARZ INTERNATIONAL, INC. a development stage company, as at December 31, 2011 and 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the periods then ended and the period from inception November 14, 2008 to December 31, 2011. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5BARZ INTERNATIONAL, INC. a development stage company, as of December 31, 2011 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

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

Thomas J Harris, CPA

April 16, 2012

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet As at December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$49,209	$-
Prepaid expenses and deposits	19,159
Total current assets	73,512	-

Fixed Assets
Equipment, net	4,185	-

Other assets
Due from Cellynx - Line of credit	250,152	-
Deposit on investment in Cellynx	170,000	-
Intangible assets	1,883,650	1,883,650
Total other assets	2,303,802	1,883,650
TOTAL ASSETS	$2,376,355	$1,883,650

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$236,446	$15,220
Advances from shareholder		8,602
Due to Cellynx	1,196,701	1,439,566
Due to escrow agent	53,033
Note payable	55,318	-
Total current liabilities	1,541,498	1,463,388
Related party loans	120,437	434,997
TOTAL LIABILITIES	1,661,935	1,898,385

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized;
90,182,785 and 87,569,800 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	90,183	87,570
Capital in excess of par value	1,458,086	(49,075)
Deficit accumulated during the development stage	(834,377)	(53,230)
Minority interest	528
Total stockholders' deficit	714,420	(14,735)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,376,355	$1,883,650

 The accompanying notes are an integral part of these financial statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations for the period from inception November 17, 2008 to December 31, 2011 and for the years ended December 31, 2011 and 2010.

	Cumulative,
	Inception,
	November 17,
	2008 Through
	December 31, 2011	December 31, 2011	December 31, 2010

Sales	$-	$-	$-

Cost of Sales	-		-

Amortization and depreciation	1,053	606	175
Bank charges and interest	43,397	41,982	285
Sales and marketing expenses	229,741	226,741	-
General and administrative	580,990	534,777	29,357
Total operating expenses	855,181	804,106	29,817
(Loss) from operations	(855,181)	(804,106)	(29,817)

Other income (expense):
Interest Income	16,666	16,666
Currency gains/(losses)	4,648	6,803	695
Loss on disposition of furniture	(781)	(781)
Minority interest share of net loss	271	271
(Loss) before taxes	(834,377)	(781,147)	(29,122)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(834,377)	$(781,147)	$(29,122)

Basic earnings (loss) per common share		$(0.0087)	$(0.0004)

Weighted average number of shares outstanding		90,182,785	72,012,537

 The accompanying notes are an integral part of these financial statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows for the period from inception November 18, 2008 to December 31, 2011 and for the years ended December 31, 2011 and 2010.

		Cumulative,
		Inception,
		November 17,
		2008 to
		December 31, 2011	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(834,377)	$(781,147)	$(29,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		469	469
Minority interest share of net loss		271	271
Changes in operating assets and liabilities:
Prepaid expenses and deposits		(19,159)	(19,159)
Change in accounts payable and accrued expenses		236,446	221,226	14,970
Unpaid interest expense		22,833	22,833	0
Due to escrow agent		53,033	53,033	0
Net cash used in operating activities		(540,484)	(502,474)	(14,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit - investment in Cellynx		(170,000)	(170,000)	0
Purchase of intellectual property		(1,883,650)		(1,883,650)
Minority interest		(528)	(528)	0
Abandonment of other assets		0		893
Purchase of furniture and equipment assets		(4,653)	(4,653)	0
Net cash used in investing activities		(2,058,831)	(175,181)	(1,882,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement Cellynx		(250,152)	(250,152)	0
Payment of amount due to Cellynx - intellectual property acquisition		(242,865)	(242,865)	1,874,563
Proceeds from note payable		42,500	42,500	0
Notes payable - Dollardex Assignment agreement		1,549,987	(324,576)	0
Proceeds from issue of common stock		1,477,574	1,439,079	13,650
Proceeds from issue of common stock to minority interest - 5BARz AG		76,625	76,625
Proceeds used in repayment of loans from shareholder		(8,602)	(8,602)
Subscription receivable		3,458	(5,144)	7,422
Net cash provided by financing activities		2,648,525	726,865	1,895,635

NET INCREASE IN CASH		49,209	49,209	(1,274)

CASH, BEGINNING OF PERIOD		0	0	1,274

CASH, END OF PERIOD		49,209	$49,209	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$43,397	$41,982	$285
Cash paid for income taxes	$		$-	$-

 The accompanying notes are an integral part of these financial statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated statements of Stockholders' Equity
For the period from inception November 18, 2008 to December 31, 2011

	Common Stock		Excess of	Subscription	Development		Non controlling
	Shares	Amount	Par Value	Receivable	Stage		Interest	Total

Inception, November 17, 2008

Founder Shares Issued	7,100,000	$7,100	$-	$-	$-	$		$7,100

Shares Issued	1,776,100	1,776	15,969					17,745

Stock subscription receivable				(425)				(425)

Development stage net loss					(4,888)			(4,888)

Balances, December 31, 2008	8,876,100	$8,876	$15,969	$(425)	$(4,888)	$		$19,532

Subscription receivable				425				425

Development stage net loss					(19,220)			(19,220)

Balances, December 31, 2009	8,876,100	$8,876	$15,969	$-	$(24,108)	$		$737

Initiated 18:1 stock split, Nov, 2010	150,893,700	150,894	(150,894)					-

Shares cancelled, December 2010	(87,800,000)	(87,800)	87,800					-

Shares issued	15,600,000	15,600	(1,950)					13,650

Development stage net loss					(29,122)			(29,122)

Balances, December 31, 2010	87,569,800	$87,570	$(49,075)	$-	$(53,230)	$		$(14,735)

Shares issued for cash	2,182,290	2,182	1,358,258					1,360,440
Shares issued for services	75,000	75	7,425					7,500
Conversion of convertible note	355,695	356	70,782					71,139
Proceeds on share sales - 5BARz AG			70,696					70,696
Development stage net loss					(781,147)			(781,147)
Minority interest							527	527

Balances, December 31, 2011	90,182,785	$90,183	$1,458,086	$0	$(834,377)		$527	$714,420

 The accompanying notes aran integral part of these financial statements

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

Note 1 – Organization and basis of reporting

The Company was incorporated under the laws of the State of Nevada on November 17, 2008. At that time, the Company held certain technology related to bio-degradable product and operated under the name “Bio-Stuff”.

On December 29, 2010 the Company changed its name to 5BARz International, Inc. and on December 30, 2010, the Company acquired a set of agreements through which the Company acquired from Cellynx Group, Inc. certain intellectual property underlying the 5BARz products, a highly engineered microcell technology referred to as a “cellular network infrastructure device”. The 5BARz device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. Pursuant to the agreements referred to above, the Company was engaged as the exclusive agent for the global sales and marketing of the 5BARz products. On March 29, 2012, 5Barz International, Inc. acquired a 60% controlling interest in Cellynx Group, Inc.

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 99.5% held subsidiary at December 31, 2011. That entity has been licensed the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland. These financial statements reflect the financial position and results of operations for the Company and its subsidiary 5BARz Ag, from inception to date.

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

At December 31, 2011, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz product, the Company has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of 5Barz International Inc., and its 99.5% owned subsidiary, 5Barz AG. All intercompany accounts and transactions have been eliminated upon consolidation. Changes in classification of 2010 amounts have been made to conform to current presentations.

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

Concentration of credit risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2011 and 2010, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

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

Impairment or disposal of long-lived assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2011 and December 31, 2010, there was no significant impairment of its long-lived assets.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the temporal method. Under this method, monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets have been translated at the historical rate of exchange prevailing at the date of the transaction. Expenses have been translated at the exchange rate at the time of the transaction. Realized and unrealized foreign exchange gains and losses are included in operations.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2011 and 2010.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

Recent accounting pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Note 3 – Equipment

Equipment consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Computer equipment	$4,653	$0
Accumulated depreciation	(468)	0
Equipment, net	$4,185	$0

Note 4 – Intangible Assets

On December 30, 2010 the Company acquired a 50% interest in the patents and trademarks which comprise the 5Barz technology owned and developed by Cellynx Group, Inc. These intangible assets were acquired for aggregate proceeds of $1,883,650 comprised of a note payable in the amount of $1,500,000 to Cellynx Group, Inc., a note payable due to Dollardex Group Corp in the amount of $370,000 and 15,600,000 shares issued at a valuation of $13,650.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

During the year ended December 31, 2011 no amortization has been recorded on the intangible assets.

Note 5 - Federal income tax:

The Company has provided no current income taxes due to the losses incurred from November 17, 2008 (date of inception), through December 31, 2011. Net operating losses of approximately $708,000 at December 31, 2011, are available for carryover. The net operating losses will expire from 2028 through 2031. The Company has provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the ability to realize the benefit of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. When we demonstrate a history of profitable operation, we will reduce our valuation allowance at that time.

A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2011 and 2010 follows:

	December 31,		December 31,
	2011		2010
Statutory federal income tax rate	(34%	)	(34%	)

Valuation allowance	34%		34%
Effective income tax rate	-		-

The significant components of deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$222,282	$10,179
Valuation allowance	(222,282)	(10,179)
Net deferred tax assets	$-	$-

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

Note 6 - Cumulative sales of stock:

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

On December 31, 2010, the Directors issued 15,600,000 shares in conjunction with the acquisition of certain assets, more fully described in Note 7

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

On July 18, 2011 the Company issued 25,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $25,000.

On July 21, 2011 the Company issued 69,610 shares of common stock at a price of $0.20 per share for aggregate proceeds of $14,000.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

On July 24, 2011 the Company issued 40,000 shares of common stock at a price of $0.20 per share for aggregate proceeds of $7,500.

On November 8, 2011 the Company issued 200,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $30,000.

On November 8, 2011 the Company issued 200,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $30,000.

On December 7, 2011 the Company issued 75,000 shares of common stock at a price of $0.10 per share for services provided in the amount of $7,500.

On December 15, 2011 the Company issued 455,180 shares of common stock at a price of $0.10 per share for aggregate proceeds of $45,518.

On December 1, 2011 the Company issued 355,695 shares of common stock at a price of $0.20 per share for conversion of a Convertible Debenture Agreement, dated August 15,2011for a principal amount of Fifty Thousand Euros (€50,000), which bears interest at a rate of 8.5%.

On December 19, 2011 the Company issued 150,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $15,000.

In December 2011, 5BARz AG sold 22,000 common shares with a par value of 0.01 per share, at a price of CHF 3.00 ($3.26 US) per share, for aggregate proceeds of CHF 66,000 (US – $70,700). The proceeds received have been credited to additional paid in capital in these consolidated financial statements.

Note 7 - Asset acquisition agreement:

On December 31, 2010, the Company entered into three agreements as follows;

(i)                 An “Amended and Restated Master Global Marketing and Distribution Agreement.”

(ii)               An asset purchase agreement

(iii)             A line of credit agreement and security agreement

The agreements relate principally to the development of the marketing and distribution of the 5BARz line of products and related accessories and a 50% ownership interest in the 5BARz intellectual property.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

The agreements were assigned from Dollardex Group Corp, to the Company for proceeds of $383,650, which is comprised of a note payable in the amount of $370,000 and the issuance of 15,600,000 shares of common stock . The note payable bears interest at a rate of 5% and has no specific terms of repayment.

Pursuant to the terms of the asset purchase agreement, as amended the Company is obligated to a series of payments to the Cellynx Group, Inc. for a ½ interest in the 5BARz intellectual property for aggregate payments of $1,500,000. Subsequent to December 31, 2011 that agreement was further amended such that 5Barz International acquired a 60% interest in that intellectual property by the issuance on March 29, 2012 of 9,000,0000 shares of the registrant.

Pursuant to the Master Global Marketing and Distribution agreement assigned the registrant was obligated to pay to Cellynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. Subsequent to year end, the asset acquisition agreement specified that the royalties would be paid in relation to the ownership of the intellectual property. Accordingly as Cellynx Group, Inc. owns 40% of that intellectual property, Cellynx would be entitled to 40% of the 50% royalty fee.

Subsequent to the year end, on March 29, 2012, the Company acquired a 60% interest in the common stock of Cellynx Group Inc. such that Cellynx will be a consolidated subsidiary of the registrant. (See subsequent events note)

Note 8 – Convertible promissory notes:

On August 24, 2011 the Company issued a convertible debenture to an investor for 50,000 Euros, converted at that date to $71,965 USD. The debenture had a term of 90 days and an interest rate of 8.5%. On December 13, 2011, the holder elected to convert the outstanding principle and interest into common shares at a price of $0.20 per share, converting $67,294 into 336,472 shares. In addition, the Company issued an additional 19,223 shares as a bonus for conversion.

On September 20, 2011, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $42,500. The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock. On March 20, 2012 the note was paid and cancelled (see subsequent events note)

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

Note 9 - Related party transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the year ended December 31, 2011 the Company paid $339,382 of principle and interest on that note. At December 31, 2011 the Company had a remaining balance on that note payable in the amount of $30,618 (2010 - $370,000). The note payable accrues interest at a rate of 5% per annum, and during the year ended December 31, 2011, interest in the amount of $10,015 was charged pursuant to the terms of this note.

In addition the Company had an amount due to that related party comprised of payments made by the related party on behalf of the Company aggregating $79,804 (2010 - $64,997). That amount due is non interest bearing and has no specific terms of repayment.

NOTE 10 - Commitments:

On December 30, 2010 the Company entered into a commitment to provide to Cellynx Group, Inc., the co-owner of the Company’s intellectual property a revolving line of credit in the amount of $2.5 million dollars. That revolving line of credit accrues interest at a rate of 6% per annum.

During the year ended December 31, 2011 the registrant paid to Cellynx Group, Inc. $233,500 and accrued interest in the amount of $16,651, pursuant to the terms of that revolving line of credit agreement. At December 31, 2011 the commitment to fund Cellynx Group Inc. aggregated $2,249,849.

Subsequent to the year end, on March 29, 2012 the Company entered into an addendum agreement with Cellynx Group, Inc. related to the revolving line of credit agreement. That addendum agreement reallocated $346,049 paid by the Company to Cellynx Group, Inc. under the asset purchase agreement, to the revolving line of credit resulting in a combined funding to the date of the addendum agreement of $596,200. In addition, the addendum agreement provided to 5BARz, the right to convert amounts advanced under the line of credit agreement to common shares in Cellynx, on a conversion basis which is equal to that offered by Cellynx to certain other creditors. That conversion basis is calculated as 25% of the volume weighted average bid price of the common stock for a period of 10 days prior to the conversion notice. On March 29, 2012 the addendum agreement further specified the commitment to fund Cellynx Group, Inc. to be $2.2 million dollars prior to maturity of the revolving line of credit agreement on October 5, 2013.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 11 - Formation of subsidiary company, 5BARz AG

On October 6, 2011, the Company commenced the organization of a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company and 4,900,000 are held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5Barz AG as additional paid in capital.

On October 19, 2011, the registrant, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz brand for markets in Switzerland, Austria and Germany. That agreement does not have a royalty payment requirement, and remains effective as long as 5BARz Ag is controlled by the Company. 5BARz Ag is a consolidated subsidiary of the Company in these financial statements.

NOTE 12 - Stock acquisition agreement, Cellynx Group, Inc.

On January 7, 2011 the Company entered into a stock purchase agreement with two founding shareholders of Cellynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of Cellynx Group, Inc. for total proceeds of $634,126. At December 31, 2011 the Company had paid $170,000 as a deposit made under that agreement.

Subsequent to the year end, on March 29, 2012 the Company entered into a securities exchange agreement and settlement agreement with each of these two founding shareholders of Cellynx Group, Inc. whereby in addition to the $170,000 paid, the Company issued 1,250,000 shares of common stock of the issuer in exchange for the 63,412,638 shares of Cellynx Group, Inc.

 NOTE 13 - Subsequent events

Addendum agreement between 5Barz International, Inc. and Cellynx Group, Inc.

On March 29, 2012, the Company entered into an Addendum Agreement with Cellynx Group, Inc. related to a set of agreements dated October 5, 2010 and assigned to the registrant on December 30, 2010. These Agreements are comprised of an “Asset Purchase Agreement”, an “Amended and Restated Master Global Marketing and Distribution Agreement” and a “Revolving Line of Credit Agreement”.

Pursuant to that addendum agreement, the company increased the registrant’s percentage ownership of the Intellectual Property comprising the 5BARz technology from a 50% interest to a 60% interest. In addition, the Registrant agreed to the issuance of 9,000,000 common shares in the capital of 5BARz International Inc. at a deemed value of $0.20 per share, aggregating $1,800,000 as payment in full for the intellectual property acquired, and has also therein clarified that the ownership interest does represent that proportionate interest in income earned from that intellectual property.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

The terms of that “Revolving Line of Credit Agreement” have been further revised to be convertible into common stock on a basis consistent with other debt agreements recently entered into by Cellynx Group, Inc. In addition, the aggregate commitment of the Revolving Line of Credit Agreement has been amended to be $2.2 Million Dollars and the period of that agreement has been extended to a maturity date of October 5, 2013.

In furtherance to the acquisition of the intellectual property under the “Asset Purchase Agreement” the Registrant has also assumed all responsibilities for the future, protection and prosecution of rights under the patents and patent applications as provided there-under.

The addendum agreement has further clarified and made current the summary of intellectual property which is sold under the terms of the “Asset Purchase Agreement” as provided in the schedule of intellectual property provided therein. Further the addendum agreement has deleted the right of first refusal for Cellynx Group, Inc to reacquire that intellectual property.

Finally, the addendum agreement has restated the date of initial interest to be paid by the borrower under the terms of the Revolving Line of Credit from October 1, 2011 to October 1, 2012.

Securities Purchase Agreements

Convertible debenture agreement

On February 3, 2012 the Company entered into a Convertible Debenture Agreement with an investor for aggregate proceeds of $500,000 of which $100,000 is paid in cash and a promissory note in the principal amount of $400,000 is due to the Company by no later than August 3, 2013. The debenture bears interest at a rate of 4.75%, and is due on February 3, 2016, (the “Maturity Date”). The promissory note from the investor for $400,000 bears interest at a rate of 5%. The agreement is subject to an early pre-payment provision whereby the Company may prepay the $100,000 by May 8, 2012 and the agreements may be cancelled in their entirety.

In the event that the convertible debenture is not prepaid, the investor may convert the principle and unpaid interest due under the agreement 180 days from the date of the agreement at a price which is 110% of the lesser of $1.00, or 80% of the average of the three lowest trading prices of the Company’s common stock over the twenty one trading days prior to the date of the conversion. Such conversions are subject to a restriction such that holder may not own greater than 4.99% of the issued and outstanding capital stock of the Company.

If, on the date the holder delivers a conversion notice, the applicable conversion price is below $0.06, the Company may prepay that portion of the Debenture that Holder elected to convert in an amount equal to one hundred twenty percent (120%) of the amount to be converted.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

Equity Investment Agreement

On February 3, 2011, in conjunction with the convertible debenture agreement referred to above the Company granted to the investor the right to purchase of up to $5,000,000 of the Company's common stock, beginning on August 3, 2012. Such investment is limited to the 4.99% limitation on ownership in the reporting Company referred to above. In addition, the investor is required to purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date or September 3, 2011.

Acquisition of 60% of Cellynx Group, Inc.

On January 7, 2011 the Company entered into a securities purchase agreement to acquire 63,412,638 shares of the common stock of Cellynx Group, Inc. (Cellynx) from two founding shareholders of Cellynx. At that time the Company made a $170,000 deposit for that stock. On March 29, 2012, the Company completed that acquisition of the 63,412,638 shares of Cellynx in exchange for the issuance of 1,250,000 shares of capital stock in the Company, in addition to the $170,000 paid, pursuant to a share exchange and settlement agreement with the two founding shareholders of Cellynx Group, Inc.

On March 29, 2012 the Company converted $73,500 due from Cellynx, pursuant to the revolving line of credit agreement for the issuance of 350,000,000 shares of Cellynx. That acquisition in addition to the completion of the acquisition referred to above comprises a 60% acquisition of control of Cellynx Group, Inc.

Promissory note settlement

On March 20, 2012, the Company paid $65,362 in full and final settlement of the promissory note dated September 20, 2011 referred to in note 8 above.

Sales of Common Stock

On February 1, 2012 the Company issued 1,550,000 shares of common stock at a price of $0.10 per share for services provided in the amount of $155,000 to consultants of the Company.

On various days in February 2012 the Company issued 700,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $70,000.

On various days in March 2012 the Company issued 636,164 shares of common stock at a price of $0.12 per share for aggregate proceeds of $76,340.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

On various days in March 2012 the Company issued 503,333 shares of common stock at a price of $0.15 per share for aggregate proceeds of $75,500.

During the period January to March 30, 2012, 5BARz AG issued 40,000 shares of common stock at a price of CHF 3.00 (US $3.31) for aggregate proceeds of CHF 120,000 (US $132,000).

Convertible promissory note

On March 8, 2012, the Company, completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due 180 days from the date of issue on September 4, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest.

In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock. The investor may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 55% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion.  The investor is prohibited from converting amounts if such conversions results in investor holding more than 4.99% of the Company’s then-outstanding common stock.  No registration rights were granted in connection with the purchase of the March 2012 Note, and the shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Commitment to Issue Shares

During February and March 2012 the Company appointed certain senior industry executives to the Company’s advisory board to assist with the development of the Company, and the integration of its technology and products into the global marketplace. Pursuant to those appointments that company has committed 2,150,000 shares to be issued pursuant to a 2012 employee, consultant and director stock option plan, or for services rendered, subject to Director approval.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did  maintain effective internal control over financial reporting as of December 31, 2011.

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

Changes in internal controls

None.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director and his age as of December 31, 2010, is as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Daniel Bland 5535 Peregrine Way Blaine, Washington 98230	53	President and CEO Sole Director	November 12, 2010 to Present

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Mr. Daniel Bland

Mr. Bland is a seasoned entrepreneur who has firmly established himself as a 'hands-on' developer of premier and unique technologies.  He has served as the sole Director, President and CEO of 5BARz International Inc. since November 2, 2010. For the prior four years Mr. Bland was the President and Director of Dollardex Group Corp. Over the last thirty years he has been ahead of the technology curve by locating state-of-the-art technology, incubating it, developing it, housing it and commercializing it.  Through that process he has mastered the small cap market techniques which have allowed him to raise over $100,000,000 for his various ventures in both domestic and international venues.  His development and financing activities over the years have allowed him to build a network of like minded companies and individuals across the globe from Monaco to Moscow, from Vancouver to Bangalore.  His success in large part is due to his persistence and focus.  One project at a time, he totally immerses himself as an entrepreneurial CEO in the startup stage while selecting a management team to take the technology, the product and the company to the next level.  The skill set that he has developed over the life of his career is now being fully utilized through the creation of 5BARz International and its leading edge products within the most vibrant technology sector in modern times: the Wireless Industry.

Mr. James Fraley – VP, Business Development

Mr. Fraley was appointed to the position of VP Business Development of 5Barz International Inc., on May 5, 2011. Mr. Fraley has more than 25 years of wireless technology experience involving direct engineering, design and deployment of wireless solutions through devices, applications and networks in multi platform environments such as mobile, web, digital photo frame and television. His expertise includes international experience in global markets including China, Japan and Korea. James has been a major contributor to the rapid commercialization of wireless and location based technology advancements including the incorporation of CDMA, GPS, BT & WLAN into consumer electronics and enterprise solutions.

Mr. Orlando Cueter, Vice President

Mr. Orlando Ceuter was appointed VP of 5Barz International Inc. January 1, 2011. Mr. Cueter is an Industrial Engineer, and holds a Masters degree in Economics from Georgetown University. He has 20 years of business experience, starting with the United Nations in Santiago Chile – Industry Division. Since then Mr. Cueter has been involved in corporate finance for a diverse number of global businesses.

Mr. Mark Geoghegan – Corporate Finance

Mark Geoghegan through his wholly owned consulting companies, provides financial services and business development services for client companies. His Company has been engaged with 5BARz International Inc. since January 1, 2011. Mr. Geoghegan has been instrumental in bringing more than $100 million dollars into those developing companies and has played a key role in the successful development of their business to become thriving enterprises. Mr. Geoghegan holds an honors bachelor of commerce degree and a bachelor of administration degree from the University of Ottawa. He commenced his career with Price Waterhouse, where he became a Chartered Accountant, and has worked with emerging companies for the past thirty years.

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

SUMMARY COMPENSATION TABLE

Compensation of Executive Officers: Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2011, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Joao Prata	2010	-	-	-	-	-	-	-	-
President, CEO, CFO and Director		-	-	-	-	-	-	-	-
Claudia Brito Vaz	2010	-	-	-	-	-	-	-	-
Director		-	-	-	-	-	-	-	-
Daniel Bland	2011	-	-	-	-	-	-	-	-
President and CEO		-	-	-	-	-	-	-	-

Option Grants Table

There were no individual grants or stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended December 31, 2011, by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2011, the number and percentage of outstanding shares of 5BARz International Inc. common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common Stock	Daniel Bland	41,428,834	39.9%
	5535 Perregrine Way
	Blaine, Washington
	98230

The percent of class is based on 103,778,283 shares of our common stock issued and outstanding as of March 30, 2012

Of the forty-one million four hundred twenty-eight thousand eight hundred thirty-four (41,428,834) shares owned by Mr. Bland, forty million (40,000,000) shares are owned by him directly, while the remaining one million four hundred twenty-eight thousand eight hundred thirty-four (1,428,834) shares are held by Dollardex Group Corp., of which he is the sole officer, director and shareholder.

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

Asset Purchase Agreement from Related Party;

On December 30, 2010, the Registrant, 5Barz International Inc., a Nevada corporation, (“5BARz”), acquired, pursuant to an Assignment Agreement from Dollardex Group Corp., a Panamanian Corporation controlled by Mr. Daniel Bland, the President and CEO of the Registrant, all right title and  interest in an “Amended and Restated Master Global Marketing and Distribution Agreement”, an “Asset Purchase Agreement”, a “Line of Credit Agreement” and a “Security Agreement”, collectively referred to as “The Agreements”.  The Agreements, as restated, had originally been entered into between CelLynx Group, Inc., a Nevada Corporation and Dollardex Group Corp., a Panamanian Corporation, on October 5, 2010.    The Agreements relate principally to the development of the sales and marketing of the 5BARz™ line of products and related accessories by 5BARz International Inc

DESCRIPTION OF ASSETS INVOLVED

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

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010 were approximately $10,000 and $3,500 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2011 and December 31, 2010.

Tax Fees: There were no fees for tax services for the years ended December 31, 2011 and December 31, 2010.

All Other Fees: There were no fees billed for professional services other than those described above were for the years ended December 31, 2011 and December 31, 2010.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

23.1 Consent of Experts

31.1 Certification of Chief Executive Officer and Chief Financial Officer.

32.1 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5BARz International Inc.

Dated: April 12, 2012	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer

Dated: April 12, 2012	By: /s/ Daniel Bland
Daniel Bland
Chief Financial Officer