Form 10-Q
period 2012-03-31
5Barz International, Inc.
filed 2012-05-21
CIK 1454124

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 104,661,108 issued and outstanding as of May 1, 2012.

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

5BARz INTERNATIONAL INC.
( A Development stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2012 AND DECEMBER 31, 2011
	March 31,	Dec. 31, 2011
	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$76,861	$49,209
Prepaid expenses and deposits	19,959	19,159
TOTAL CURRENT ASSETS	96,820	68,368

FIXED ASSETS:
Equipment, net	6,108	4,185
OTHER ASSETS:
Due from Cellynx - Line of credit	-	250,152
Deposit on investment in Cellynx	-	170,000
Intangible assets	2,228,368	1,883,650
Goodwill	1,364,038	-
Total other assets	3,592,406	2,303,802
TOTAL ASSETS	$3,695,334	$2,376,355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,034,753	$236,446
Due to Cellynx		1,196,701
Due to escrow agent	53,033	53,033
Warrant liability	3,442
Accrued derivative liabilities	501,258
Notes payable (net of discount)	490,661	55,318
Total current liabilities	3,083,147	1,541,498

Related party loans	74,373	120,437
TOTAL LIABILITIES	3,157,520	1,661,935

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 104,119,452 and 90,182,785 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	104,119	90,183
Capital in excess of par value	4,089,227	1,458,086
Deficit accumulated during the development stage	(1,856,576)	(834,377)
Treasury stock	(1,800,000)
Minority interest	1,044	528
Total stockholders' deficit	537,814	714,420
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,695,334	$2,376,355

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF LOSS AND DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO MARCH 31, 2012

	Cumulative,	3 Months Ended
	November 14, 2008	March 31, 2012	March 31, 2011
	to March 31, 2012	(unaudited)	(unaudited)
Income Statement

Sales	-	-	-
Cost of Sales		-	-

Selling general and administrative expenses:
Amortization and depreciation	$1,243	$190	$46
Bank charges and interest	58,019	14,622	4,913
Sales and marketing expenses	286,429	56,688	51,701
General and administrative expenses	1,016,447	435,457	99,477
Total operating expenses	1,362,138	506,957	156,137

(Loss) from operations	(1,362,138)	(506,957)	(156,137)

Other income (expense):		108	-
Interest Income	16,774	376,569
Change in fair value of accrued beneficial conversion liability	376,569	15,250
Debt discount on derivative liability	15,250
Loss on disposition of assets	(781)
Foreign currency gain (loss)	1,216	(3,432)
Minority interest share of net loss	816	545
(Loss)from other expenses	409,844	389,040	(156,137)
Net (loss)	(952,294)	(117,917)	(156,137)

		(0.0013)	(0.0018)
Basic earnings (loss) per common share		91,812,982	88,151,050
Weighted average number of shares outstanding

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO MARCH 31, 2012

	Cumulative,	3 Months Ended
	November 14, 2008	Mar 31, 2012	Mar 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:	to March 31, 2012	(unaudited)	(unaudited)

Net loss	$(952,294)	$(117,917)	$(156,137)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	659	190	(873)
Minority interest share of net loss	816	545	-
Changes in operating assets and liabilities:
Decrease in amount due to related party	(46,064)	(46,064)	(59,814)
Increase in accounts payable and accrued liabilities	2,034,752	1,798,307	112,806
Decrease in amount due to Cellynx	(1,196,701)	(1,196,701)
Increase in warrant liability - Cellynx	3,442	3,442	-
Increase in prepaid expenses and deposits	(19,959)	(800)
Change in fair value of beneficial conversion liability	(501,258)	(501,258)
Debt discount on convertible notes	(69,477)	(69,477)
Due to escrow agent	53,033	-
Unpaid interest expense	23,536	703	-
Net cash from (used in) operating activities	(669,515)	(129,030)	(104,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on investment in Cellynx	(170,000)	-	(60,000)
Minority interest	(1,044)	(516)
Notes converted upon acquistion of Cellynx	73,500	73,500
Investment in Cellynx IP for shares	(1,800,000)	(1,800,000)
Investment in Celllynx IP for debt	(383,650)	1,500,000
Goodwill - investment of Cellynx Group, Inc.	(1,364,038)	(1,364,038)
Increase in furniture and equipment assets	(6,386)	(1,733)	-
Net cash used in investing activities	(3,651,618)	(1,592,787)	(60,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under the line of credit agreement Cellynx	(573,173)	(80,156)	(200,000)
Reallocation of proceeds paid for intangibles to revolving line of credit agreement - Cellynx	346,048	346,048	(112,878)
Proceeds from issuance of notes payable	180,000	137,500
Proceeds used to settle notes payable	(42,500)	(42,500)
Deposits paid on Cellyx acquisition	170,000	170,000
Notes payable	1,549,987	-
Conversion of debt on acquistion of Cellynx	73,500	73,500
Common stock issued for acquisition of Cellynx	250,000	250,000
Common shares issued for services	155,000	155,000
Common stock issued for cash	1,997,734	440,077	650,000
Loans from shareholder	(8,602)
Amendment to acquisition of 5BARz IP for debt	(1,500,000)	(1,500,000)
Common stock issued for intangible assets - Cellynx	1,800,000	1,800,000	-
Net cash provided by financing activities	4,397,994	1,749,469	337,122

NET INCREASE IN CASH	76,861	27,652	173,104

CASH, BEGINNING OF PERIOD	0	49,209	-

CASH, END OF PERIOD	$76,861	$76,861	$173,104
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$14,586	$1,018

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 1 – Organization and basis of reporting

5Barz International, Inc. and its’ consolidated subsidiaries is the owner of a proprietary technology for the wireless marketplace, branded as 5BARz™. The Company provides innovative and affordable solutions that improve poor mobile phone and wireless data signals for phones, laptops, and tablets. The Company’s developing product lines, reduce dropped calls, improve reception, and in many cases eliminate dead zones by improving wireless signal within the immediate vicinity of the user.

The Company was incorporated under the laws of the State of Nevada on November 17, 2008. At that time, the Company held certain technology related to bio-degradable product and operated under the name “Bio-Stuff”.

On December 29, 2010 the Company changed its name to 5BARz International, Inc. and on December 30, 2010, the Company acquired a set of agreements through which the Company acquired from Cellynx Group, Inc. certain intellectual property underlying the 5BARz products, a highly engineered microcell technology referred to as a “cellular network infrastructure device”. The 5BARz device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. Pursuant to the agreements referred to above, the Company was engaged as the exclusive agent for the global sales and marketing of the 5BARz products. On March 29, 2012, 5Barz International, Inc. entered into an amendment agreement with Cellynx Group Inc. through which 5BARz acquired a 60% interest in the intellectual property referred to as the 5BARz technology, and acquired a 60% ownership interest in Cellynx Group, Inc. among other amendments (see Note 7).

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 99.2% held subsidiary at March 31, 2012. That entity has been licensed the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

On March 29, 2012, the Company acquired a 60% interest in the common stock of Cellynx Group, Inc., a Company which holds a 100% interest in Cellynx Inc. Those entities hold the patents, trademarks and license rights comprising the 5BARz technology, and represent a strategic partner of 5BARz International Inc. prior to this acquisition transaction. In conjunction with the asset purchase agreement also completed on March 29, 2012, 5BARz International Inc. issued 9,000,000 shares representing an 8.7% reciprocal holding by Cellynx Group Inc. in the registrant.

These financial statements reflect the financial position and results of operations for the Company and its subsidiary Company 5BARz AG, for the fiscal year commencing January 1, 2012 to March 31, 2012 and the financial position and results of operation for Cellynx Group Inc. and its wholly owned subsidiary Cellynx Inc. for the period from the date of acquisition, March 29, 2012 to March 31, 2012.

 5BARz INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

At March 31, 2012, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz™ product, the Company has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of 5Barz International Inc., and its 99.2% owned subsidiary, 5Barz AG., and it’s 60% owned subsidiary Cellynx Group, Inc. and that Company’s 100% owned subsidiary Cellynx, Inc. All intercompany accounts and transactions have been eliminated upon consolidation.

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

5BARz INTERNATIONAL SUBSIDIARIES INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Concentration of credit risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of March 31, 2012 and 2011, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

Impairment or disposal of long-lived assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’

5BARz INTERNATIONAL AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of March 31, 2012 and 2011, there was no significant impairment of its long-lived assets.

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

Accounting for Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

5BARz INTERNATIONAL AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the quarters ended March 31, 2012 and 2011.

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

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

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

Note 3 – Furniture & equipment

Equipment consisted of the following as at March 31, 2012 and 2011:

	March 31, 2012	December 31, 2011
Furniture and equipment	$9,879	$-
Computer equipment	4,653	4,653
	14,532	4,653
Accumulated depreciation	8,424	468
Furniture & equipment net	$6,108	$4,185

During the three months ended March 31, 2012 the Company incurred depreciation expense of $190,(2011 - $46 ).

Note 4 – Intangible Assets

Intangible assets are comprised of patents, trademarks and license rights which are recorded at cost, comprised of legal fees and acquisition costs. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. License rights are amortized over the period of the respective license agreement.

	March 31, 2012	December 31, 2011
Patents	$1,996,785	$1,685,867
Trademarks	234,277	197,783
License rights	4,214	-
	$2,235,276	$1,883,650
Accumulated amortization	6,908	-
Intangibles, net	$2,228,368	$1,883,650

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

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

On November 15, 2010, our Directors initiated a forward stock split of 18:1 and increased the authorized shares from 100,000,000 to 250,000,000

On December 30, 2010, the Directors approved the cancellation of 87,800,000 shares of common stock, held by the Director and CEO of the Company.

On December 31, 2010, the Directors issued 15,600,000 shares in conjunction with the acquisition of the agreements to acquire an interest in the 5BARz intellectual property, and hold the exclusive global sales and marketing rights for the 5BARz products.

During the period January to March 2011 the Company issued 650,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $650,000.

During the period from April 1, 2011 to June 30, 2011 the Company issued 575,500 shares at prices ranging from $0.70 per share to $ 1.00 per share for aggregate proceeds of $553,500.

During the period from July 1, 2011 to September 30, 2011 the Company issued 134,610 shares at prices ranging from $0.20 per share to $ 1.00. per share for aggregate proceeds of $46,500.

During the period from October 1, 2011 to December 31, 2011, the Company issued 1,080,180 shares at prices ranging from $0.10 per share to $0.15 per share for aggregate proceeds of $128,018.

 On December 1, 2011 the Company issued 355,695 shares of common stock at a price of $0.20 per share for conversion of a Convertible Debenture Agreement, dated August 15, 2011 in the principal amount of Fifty Thousand Euros (€50,000), along with accrued interest thereon.

During the period, December 1, 2011 to March 31, 2012, 5BARz AG sold 78,000 common shares with a par value of 0.01 per share, at a price of CHF 3.00 ($3.26 US) per share, for aggregate proceeds of 234,000 CHF (US – $250,380). The proceeds received have been credited to additional paid in capital in these consolidated financial statements.

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

During the period January 1, 2012 to March 31, 2012 the Company issued 2,136,667 shares at prices ranging from $0.10 to $0.15 per share for proceeds of $ 251,500. These private placements are exempt from registration pursuant to Regulation S under the securities act of 1934.

During the period from January 1, 2012 to March 31, 2012 the Company settled $155,000 of debt to consultants of the Company by the issuance of shares at a price of $0.10 per share, and issued in aggregate 1,550,000 shares.

On March 29, 2012 the Company issued 9,000,000 shares to Cellynx Group, Inc. at the market price of $0.20 per share for payment in full of a 60% interest in the patents and trademarks which comprise the 5BARz technology.

On March 29, 2012 the Company issued 1,250,000 shares of common stock to two founders of Cellynx Group, Inc., along with $170,000 in cash for 63,412,638 shares of the capital stock of Cellynx Group, Inc.

Note 6 - Asset acquisition agreement:

On December 31, 2010, the Company acquired three agreements as follows;

(i)	An “Amended and Restated Master Global Marketing and Distribution Agreement.”
(ii)	An “Asset Purchase Agreement”
(iii)	A “Revolving line of credit agreement and security agreement”.

These agreements with Cellynx Group, Inc. provide for the exclusive global marketing and distribution of the 5BARz line of products and related accessories and a 50% ownership interest in the 5BARz intellectual property. In addition, a revolving line of credit facility has been made available to Cellynx.

On March 29, 2012, the Company and Cellynx Group Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established;

i. 5BARz International, Inc. acquired a 60% interest in the patents and trademarks held by Cellynx Group Inc., referred to as the “5BARz™” technology. That interest in the technology was acquired for proceeds comprised of 9,000,000 shares of the common stock of the Company, valued at the date of acquisition at $0.20 per share or $1,800,000 USD. The acquisition agreement also clarified that the ownership interest in the intellectual property does represent that proportionate interest in income earned from the intellectual property.

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

ii. The Company agreed to make available to Cellynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars of which $636,606 has been advanced as of March 31, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded Cellynx, and is being matched by 5BARz. At March 31, 2012, the Company converted $78,500 of the amount due under the revolving line of credit facility for 350,000,000 shares of the capital stock of Cellynx Group, Inc. As a result, Cellynx became a consolidated subsidiary of 5Barz International Inc., on March 29, 2012.
iii. Pursuant to the Master Global Marketing and Distribution agreement between 5Barz International Inc and Cellyx Group, Inc., the registrant was obligated to pay to Cellynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the recent acquisition of a 60% interest in Cellynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and Subsidiaries.

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 7 – Options Warrants and Convertible Securities:

Promissory note

On September 20, 2011, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $42,500. The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock. On March 20, 2012 the note, along with accrued interest and a prepayment amount was settled by payment of $65,361.52, and the note was cancelled.

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

On May 8, 2012 the $100,000 was not repaid. The Company has recorded a beneficial conversion valuation liability of $ 4,931 based upon the conversion valuation at the date of inception of the convertible debenture. In addition, the Company has recorded a debt discount of

$15,250 of which $ 2,382 has been amortized to interest income based upon the fair market value of debt at inception of the convertible debenture.

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Equity Investment Agreement

On February 3, 2011, in conjunction with the convertible debenture agreement referred to above the Company granted to the investor the right to purchase of up to $5,000,000 of the Company's common stock, beginning on August 3, 2012. Such investment is limited to the 4.99% limitation on ownership in the reporting Company referred to above. In addition, the investor is required to purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the issue date or September 3, 2012.

Cellynx Group, Inc. – Convertible Promissory Notes

The Company’s subsidiary, Cellynx Group, Inc. has three convertible promissory notes outstanding at March 31, 2012 as follows;

Issue Date	Principal Amount	Date of Maturity	Accrued Interest	Beneficial Conversion Factor	Principle due March 31, 2012
Mar 10, 2011	$42,500	Dec. 7, 2011	$3,059	$114,990	$13,400
May 18, 2011	$32,500	Nov. 18, 2011	2,258	282,837	$32,500
Jan 8, 2012	$15,000	July 8, 2012	266	122,469	$15,000

The notes incur interest at a rate of 8% per annum.

On January 6, 2012 the terms of the note have been amended such that subsequent to the maturity date if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of the variable conversion factor or a fixed conversion factor of $0.00015 per share. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited under the from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock. The shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

Pursuant to the terms of the Notes, while there remains any unpaid amounts owing, Cellynx Group, Inc. may not incur additional debt without investors approval except for (i) debt that was owed or committed as of the date of the agreement and of which the Company had informed investor; (ii) indebtedness to trade creditors or financial institutions in the ordinary course of business; (c) debt which in the aggregate does not exceed $250,000; or (d) debt the proceeds of which are used to repay the Note.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

The Company has the right to pre-pay the debt up to six months from the date of issue. During the first 120 days following the issue date of the Note may be settled by paying 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the notes contain a beneficial conversion feature because the conversion rate is less than the share price . In addition, the Company records a debt discount related to the beneficial conversion factor which is amortized over the term of the loan.

Cellynx Group Inc. - Options and Warrants

At March 31, 2012 Cellynx Group Inc. has the following Options and Warrants outstanding;

The number and weighted average exercise prices of all options exercisable as of March 31, 2012, are as follows:

Options Exercisable
Range of Exercise Price	Number Outstanding as of September 30, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.014 - 0.05	3,415,170	0.018	3.93
$0.06 - 0.100	4,007,338	0.074	0.96
$0.110 - 0.150	8,566,279	0.126	2.86
$0.160 - 0.200	1,792,667	0.177	2.68
$0.210 - 0.260	1,260,040	0.217	2.43
	19,041,494

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	36,114,757	$0.12
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012	36,114,757	$0.27	1.18	$0
Exercisable at March 31, 2012	36,114,757	$0.27	1.18	$0

  5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 8 - Related party transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the quarter ended March 31, 2012 the Company paid $40,633 of principle and interest on that note. At March 31, 2012 the Company had a remaining balance on that note payable in the amount of Nil (December 31, 2011 - $30,618 ). The note payable accrues interest at a rate of 5% per annum, and during the three months ended March 31, 2012, interest in the amount of $115 was charged pursuant to the terms of this note.

In addition the Company had an amount due to that related party comprised of payments made by the related party on behalf of the Company aggregating $ 74,373 (December 31, 2011 - $79,803). That amount due is non interest bearing and has no specific terms of repayment.

 Note 9 - Formation of subsidiary company, 5BARz AG

On October 6, 2011, the Company commenced the organization of a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company and 4,900,000 are held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5Barz AG as additional paid in capital. During the quarter ended March 31, 2012, sales of those securities aggregated 57,000 shares sold for proceeds of $171,000 CHF ($182,970 USD)

On October 19, 2011, the registrant, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz brand for markets in Switzerland, Austria and Germany. That agreement does not have a royalty payment requirement, and remains effective as long as 5BARz Ag is controlled by the Company. 5BARz Ag is a consolidated subsidiary of the Company in these financial statements.

Note 10 - Stock acquisition agreement, Cellynx Group, Inc.

On January 7, 2011 the Company entered into a stock purchase agreement with two founding shareholders of Cellynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of Cellynx Group, Inc. for total proceeds of $634,126. At that date the Company had paid $170,000 as a deposit made under that agreement. On March 29, 2012 the Company entered into a securities exchange agreement and settlement agreement with each of the two founding shareholders of Cellynx Group, Inc. whereby in addition to the $170,000 paid, the Company issued 1,250,000 shares of common stock of the issuer in exchange for the 63,412,638 shares of Cellynx Group, Inc. and mutual releases were signed between the parties releasing each from any further obligation.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 11 - Business combination

On March 29, 2012, the Company acquired a 60% interest in Cellynx Group, Inc. a Company based in California, which was the owner of the 5BARz intellectual property and is in the business of the development and commercialization of that technology. The objective of the acquisition is to integrate the global commercialization of the 5BARz technology and products, into a combined business and operating strategy. The purchase price, which was settled in cash, shares, and the settlement of convertible debt was $875,000, as follows;

i.	Cash consideration paid	$	$ 170,000
ii.	1,250,000 common shares of the registrant issued at a market price of $0.20 per share		250,000
iii.	Redemption of convertible debt for 350 million shares of Cellynx Group Inc. common stock		455,000	(a)

	Fair market value of consideration paid	$	$ 875,000

(a)	The valuation of the debt instrument with an embedded conversion feature is calculated at the face value of the debt instrument of $73,500 plus the intrinsic value attributable to the conversion of the debt instrument at a 75% discount to market, based upon the lowest 3 closing bid prices of the common stock for a period of 30 days prior to the date of conversions. That intrinsic valuation is calculated to be $ 381,500.

The amounts recognized for each class of the acquiree’s assets and liabilities recognized at the acquisition date, March 29, 2012 are as follows;

Description	Net book value of Cellynx Group, Inc. consolidated assets and liabilities	Adjustments (i)	Valuation attributed to assets acquired
Current assets	$3,260		$3,260
Patents, trademarks, and license	44,718		44,718
Investment in 5BARz	1,800,000		1,800,000
Furniture and equipment	2,113		2,113
Accounts payable and accruals	1,735,112		1,735,112
Notes payable (net of discount)	368,411		368,411
Beneficial conversion liability	5,856,633	$(5,621,027)	235,606
LOC payable – 5BARz (net)	514,745	(514,745)	0
Net book value of assets acquired	$(6,624,810)	(6,135,772)	(489,038)
Goodwill			1,364,038
Purchase price			$875,000

(i)	In determining the NBV of assets acquired, the Company wrote off the convertible debt owed to the acquirer and the beneficial conversion liability attributed to that debt.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

The individual results of operation for Cellynx Group Inc. for the quarter ended March 31, 2012 are available at the web site www.sec.gov, as that entity is a reporting public company, trading on the OTCBB in the US under trading symbol “CYNX”.

The business combination and simultaneous acquisition of the intellectual property effects the ongoing royalty expense to the registrant, which prior to these items represented a contractual cost of 50% of the net income earned by the Company. As a result of the asset purchase agreement as amended, the registrant will be eligible to receive 60% of that royalty income back from Cellynx. In addition, through the acquisition of a 60% interest in Cellynx, a further equity participation in the residual royalty income is available to the consolidated entity.

Note 12 - Subsequent events

Sales of Common Stock

On various days in April 2012 the Company issued in aggregate 331,667 shares in the capital stock of the Company in settlement of $ 55,247 of debts, at prices ranging from $0.12 to $0.15 per share.

On April 18, 2012 the Company sold 100,000 shares in the common stock of the Company at a price of $0.15 per share in a private placement for aggregate proceeds of $15,000. The shares issued were sold pursuant to a Regulation “S” exemption from registration pursuant to the Exchange Act of 1934.

On May 4, 2012 the Company sold 66,667 shares in the common stock of the Company at a price of $0.12 per share in a private placement, for aggregate proceeds of $8,000.. The shares issued were sold pursuant to a Regulation “S” exemption from registration pursuant to the Exchange Act of 1934.

Commitment to Issue Stock and Options

During February and March 2012 the Company appointed certain senior industry executives to the Company’s advisory board to assist with the development of the Company, and the integration of its technology and products into the global marketplace. Pursuant to those appointments the company has committed 2,150,000 shares to be issued pursuant to a 2012 employee, consultant and director stock option plan, or for services rendered, subject to Director approval. This stock option arrangement is in process for approval by the Board of Directors of the Company.

Restriction on the Re-Sale of 5BARz International Inc shares held by Cellynx;

On March 29, 2012 5Barz International Inc. issued 9,000,000 shares of common stock to Cellynx Group, Inc. for the acquisition of a 60% interest in the 5BARz technology owned by Cellynx. Pursuant to an amending agreement entered into May 15, 2012, those shares have been restricted

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

from trading by mutual agreement between the parties. Pursuant to the provisions of that agreement the shares are generally restricted from trading without mutual agreement between the parties. Further that should the shares be traded, that at no time shall the shares be traded in denominations of greater than 5% of the balance of the shares held by Cellynx in any one month.

Investment in Cellynx Group, Inc.

On April 13, 2012 the Company converted a further $7,700 of debt under the revolving line of credit agreement for 51,333,333 shares of the capital stock of Cellynx, re-establishing the 60% equity interest held in that consolidated subsidiary with 464,745,971 shares held.

On May 15, 2012 the Company converted a further $ 58,500 of debt under the revolving line of credit agreement for 390,000,000 shares of the capital stock of Cellynx, re-establishing the 60% equity interest held in that consolidated subsidiary with 854,745,971 shares held.

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

Dr. Gil Amelio	– Director ATT, Former CEO –Apple Computer
Mr. Marcelo Caputo	– CEO Telefonica USA
Mr. Finis Connor	– Founder of Seagate Technology and Connor Peripherals
Mr. George Lauro	– Co-founder of Alteon Capital Partners with Dr. Amelio

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

Lack of Coverage•

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

A New Class of Solution

5BARz has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don't solve all parts of the problem, or aren't optimal due to cost or other drawbacks. Using expertise from a team of engineers who designed sophisticated base station amplifiers for operators, 5BARz has developed a new class of carrier-grade technology. This is a hybrid of repeaters and boosters, and is intended for automotive, home, and office use. 5BARz has tested these products in the lab, in the real world, and with operators, and also won the Innovation of the Year award at the 2010 CES conference. These products advance the state of the art to provide the following advantages;

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

Choosing the Right 5BARz Product

5BARz has one model in production and three in development of three mobile products with a range of features and prices, as well as a home/office product:

5BARz offers three mobile products with a range of features and prices, as well as a home product:

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

@Home is a single unit package with both antennas in the base unit. It is a carrier-grade product and operator configurable (fully programmable from 700Mhz to 2.6Ghz). It includes patent-pending isolation feedback, with radio frequency isolation typically 30dB better than the Road Warrior.

@Home can optionally be configured with GPS and wireless LAN.

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

In fact in 2011 the Company received a purchase order for 16,000 units of the Road Warrior for proceeds of $3.2 million, from the LATAM marketplace. That order will be filled when proceeds are available for the production and delivery of those units.

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

Results of Operations

	3 Months ended March 31, 2012	3 Months ended March 31, 2011	Cumulative from November 14, 2008 (inception) to March 31, 2012
Amortization and depreciation	190	46	1,243
Bank charges & interest	14,622	4,913	58,019
Sales and marketing expenses	56,688	51,701	286,429
General and administrative	435,457	99,477	1,016,447
Total Operating Expenses	506,957	156,137	1,362,138
Other income (expenses)	389,040	-	409,844
Net Loss	$117,917	156,137	$952,294

The Company has incurred losses from inception, February 17, 2008 to March 31, 2012 in the aggregate amount of $952,294. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to March 31, 2012 was $899,064, after giving effect to the loss as a shell Company of $53,230 comprised of general and administrative expenses.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The company will require additional capital to meet its’ long term operating requirements. We expect to raise additional capital through a multi faceted strategy which may include the further sale of equity securities, debt, and factoring facilities as the Company’s sales progress. In addition in November 2011 the Company engaged BDC Investment AG, from Zurich, Switzerland to raise equity capital for the Company through the sale of up to 49% of the Company’s subsidiary common stock, 5BARz AG incorporated in Zurich Switzerland and engaged for the marketing and distribution of the 5BARz products in Switzerland, Germany and Austria. The Company expects that the acquisition of Cellynx Group, Inc. will be favorably viewed by capital markets due to the synergy established between 5BARz and Cellynx in the process of commercializing the 5Barz technology globally.

Three month period ended March 31, 2012 compared to three month period ended March 31, 2011.

Our net loss for the three month period ended March 31, 2012 was $117,917 compared to a net loss of $156,137 for the corresponding period for the prior year. During the three month period ended March 31, 2012 the Company continued to accelerate the development of the 5BARz business opportunity and commenced financing the business as well as establishing the infrastructure for the sales and marketing of 5BARz products,

During the three month period ended March 31, 2012, the Company incurred general and administrative expenses of $435,457 compared to $99,477 incurred during the quarter ended September 30, 2010. These general and administrative expenses incurred, include consulting fees accrued and paid to personnel and consulting firms that are active in developing equity financing for the Company, on further developing the Latin American initiatives as well as activity focused upon the development of the Companies product line for 2012. In addition consulting, travel and accommodation fees have been incurred in order to expand the Company’s listing, investor relations and financing and business activities into Europe, including the listing of the Companies securities in Berlin. During the quarter administrative fees were incurred related to the acquisition of Cellynx Group, Inc. which represents a significant accomplishment by the Company, which will have particularly significant effect on the future operations and financial results of the Company.

Our net loss during the three month period ended March 31, 2012 was $117,917 or ($0.0013) per share compared to a loss from operations of $156,137 or $0.0018 per share during the quarter ended March 31, 2011. The weighted average number of shares outstanding was 91,812,982 for the three month period ended March 31, 2012 compared to 88,151,050 for quarter ended March 31, 2011, after giving retroactive effect to the 18 for 1 forward stock split completed on November 29, 2010 and the subsequent cancellation of 87,800,000 shares on December 30, 2010.

Liquidity and Capital Resources

As at March 31, 2012

As at March 31, 2012, our current assets were $96,820 and our current liabilities were $3,083,147, which resulted in a working capital deficit of $2,986,327 . As at March 31, 2012, current liabilities were comprised in the most part of liabilities that were incurred by Cellynx Group, Inc in the aggregate amount of $2,679,616, and in fact do not represent direct liabilities of the consolidated entity. Several of these Cellynx liabilities date back many years, and the Company is intent upon a detailed revoew of those items and dealing with them in conjunction with financings that are currently in process.

As at March 31, 2012, the Company’s total assets were $3,695,334 comprised of intellectual property in the amount of $2,228,368 and goodwill arising on the acquisition of Cellync Group, Inc in the amount of $1,364,038.The intellectual property represents the patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has made deposits and prepaid expenses of $19,959 in Switzerland related to their office and operations in 5BARz AG.

As at March 31, 2012, our total liabilities were $3,157,520 comprised of current liabilities as described above as well as the balance of the amount due to Dollardex Group Corp., of $74,373. The increase in liabilities as at March 31, 2012 from quarter ended March 31, 2011 was again due to the acquisition of Cellynx Group, Inc on March 29, 2012.

Stockholders’ equity decreased from a deficit at December 31, 2011 of $714,420 to a deficit balance of $537,814 at March 31, 2012. This decrease is attributable in the most part to equity sales of common stock during the period, and issuances on the acquisition of Cellynx.

Cash Flows from Operating Activities

For the three month period ended March 31, 2012, net cash flows used in operating activities was $129,030, consisting primarily of a significant increase in liabilities of Cellynxof $1,794,562. Net cash flows provided by operating activities was decreased by a decrease in line of credit liability which was eliminated on consolidation of the Cellynx operations. For the three months ended March 31, 2011, net cash flows used in operating activities was $104,018 as the Company did not consolidate Cellynx Group, Inc at that time..

Cash Flows from Investing Activities

For the three month period ended March 31, 2012, net cash flows used in investing activities was $1,592,787 comprised of payments made on the acquisition of intellectual property from Cellynx in the amount of $1,800,000 plus a goodwill factor of $1,364,038 on the acquisition of Cellynx. The original acquisition of IP from Cellynx for debt was cancelled. For the three months ended March 31, 2012, net cash flows used in investing activities was $60,000.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and notes payable. For the three month period ended March 31, 2012, net cash flows provided from financing activities was $1,749,469, comprised of proceeds from the sale of common stock in the amount of $440,077, proceeds from the issuance of notes payable of $137,500 and the payment of certain liabilities and assets for common stock aggregating $705,000. In addition, the Company For the three months ended March 31, 2011 cash flows from financing activities consisted of $337,122 comprised of proceeds on he sale of shares, net of payments to Cellynx.

We expect that working capital requirements will continue be funded through further issuances of securities, debt and from proceeds generated by sales, or through the leverage of these payments.

The Company has an outstanding purchase order received for it’s first purchase order for sales of $3.2 million dollars. Our working capital requirements are expected to increase in line with the growth of our business.

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

Material Commitments

As of the date of this Quarterly Report, the Company has entered into a material commitment to Cellynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars. This is a subsidiary Company, and this funding will be paid when proceeds comeavailable.

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

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2010, our independent auditors included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2011 and 2010, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment or Disposal of Long-lived Assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2011, and March 31, 2012, there was no significant impairment of its long-lived assets.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended December 31, 2011 and 2010.

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

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO") and a consultant providing services commonly provided by a Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

(i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

disclosure of our controls and procedures and the effectiveness of those functios.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company, with the exception of actions that have been commenced related to the subsidiary Company, Cellynx Group Inc which we acquired March 29, 2012 as follows;

Cellynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. Cellynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672.

A similar action for past due rent has been filed as to its facility in El Dorado Hills, CA. CSS Properties, v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, El Dorado County, Case No. PCU 2 0 110442. On October 12, 2010, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle before eviction. The Company has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties.

Cellynx was also facing claims for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $312,986.45 depending on interest charges. The first award has been converted into a judgment in the amount of $118,224. Management had negotiated a monthly payment plan amounting to $10,000 per month commencing on February 1, 2012 and every month thereafter until the judgment has been satisfied. This agreement is now in the process of revision.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012 and to the date of this report we have issued shares of common stock as follows:

During the period, January 1, 2012 to March 31, 2012, 5BARz AG sold 78,000 common shares with a par value of 0.01 per share, at a price of CHF 3.00 ($3.26 US) per share, for aggregate proceeds of 234,000 CHF (US – $250,380). The proceeds received have been credited to additional paid in capital in these consolidated financial statements.

During the period January 1, 2012 to March 31, 2012 the Company issued 2,136,667 shares at prices ranging from $0.10 to $0.15 per share for proceeds of $ 251,500. These private placements are exempt from registration pursuant to Regulation S under the securities act of 1934.

During the period from January 1, 2012 to March 31, 2012 the Company settled $155,000 of debt to consultants of the Company by the issuance of shares at a price of $0.10 per share, and issued in aggregate 1,550,000 shares.

On March 29, 2012 the Company issued 9,000,000 shares to Cellynx Group, Inc. at the market price of $0.20 per share for payment in full of a 60% interest in the patents and trademarks which comprise the 5BARz technology.

On March 29, 2012 the Company issued 1,250,000 shares of common stock to two founders of Cellynx Group, Inc., along with $170,000 in cash for 63,412,638 shares of the capital stock of Cellynx Group, Inc.

On various days in April 2012 the Company issued in aggregate 331,667 shares in the capital stock of the Company in settlement of $ 55,247 of debts, at prices ranging from $0.12 to $0.15 per share.

On April 18, 2012 the Company sold 100,000 shares in the common stock of the Company at a price of $0.15 per share in a private placement for aggregate proceeds of $15,000. The shares issued were sold pursuant to a Regulation “S” exemption from registration pursuant to the Exchange Act of 1934.

On May 4, 2012 the Company sold 66,667 shares in the common stock of the Company at a price of $0.12 per share in a private placement, for aggregate proceeds of $8,000.. The shares issued were sold pursuant to a Regulation “S” exemption from registration pursuant to the Exchange Act of 1934.

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

5BARz International Inc.
(Registrant)

Date: May 19, 2012	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer