Form 10-Q
period 2012-06-30
5Barz International, Inc.
filed 2012-08-20
CIK 1454124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 333-1258321

5BARz International Inc.

(Exact name of registrant as specified in it charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

1218 Third Avenue, Suite 505

Seattle Washington, 98101

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 108,926,118 issued and outstanding as of August 15, 2012.

Part I – FINANCIAL INFORMATION

5BARz INTERNATIONAL INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	June 30,	Dec. 31,
	2012	2011
CURRENT ASSETS:	(unaudited)
Cash	$56,445	$49,209
Prepaid expenses and deposits	18,863	19,159
TOTAL CURRENT ASSETS	75,308	68,368

FIXED ASSETS:
Equipment, net	5,540	4,185
OTHER ASSETS:
Due from Cellynx - Line of credit	-	250,152
Deposit on investment in Cellynx	-	170,000
Intangible assets	2,230,266	1,883,650
Goodwill	1,364,038	-
Total other assets	3,594,304	2,303,802
TOTAL ASSETS	$3,675,153	$2,376,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,053,428	$236,446
Due to Cellynx	-	1,196,701
Due to escrow agent	53,033	53,033
Warrant liability	8,562	-
Related party loans	53,057	120,437
Accrued derivative liabilities	617,432	-
Notes payable (net of discount)	523,072	55,318
Total current liabilities	3,308,584	1,661,935
Long term liabilities:
Subscriptions received	50,000	-

TOTAL LIABILITIES	3,358,584	1,661,935

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 107,156,018 and 90,182,785 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	107,156	90,183
Capital in excess of par value	4,427,293	1,458,086
Deficit accumulated during the development stage	(2,418,924)	(834,377)
Treasury stock	(1,800,000)	-
Minority interest	1,044	528
Total stockholders' deficit	316,568	714,420
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,675,153	$2,376,355

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF LOSS AND DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO JUNE 30, 2012

	Cumulative,
	November 14, 2008	3 Months Ended		6 Months Ended
	to June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income Statement		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	-	-	-	-	-
Cost of Sales	-	-	-	-	-

Selling general and administrative expenses:
Amortization and depreciation	$7,313	$6,070	$134	$6,260	$180
Bank charges and interest	181,321	123,302	5,833	137,924	10,890
Sales and marketing expenses	316,505	30,076	76,272	86,764	124,138
General and administrative expenses	1,751,538	735,091	194,333	1,170,548	300,617
Total operating expenses	2,256,676	894,538	276,572	1,401,495	435,825

(Loss) from operations	(2,256,676)	(894,538)	(276,572)	(1,401,495)	(435,825)

Other income (expense):
Interest Income	19,006	2,232	2,377	2,340	3,119
Change in fair value of accrued beneficial conversion liability	71,974	(304,595)	-	71,974	-
Debt discount on derivative liability	(17,665)	(32,915)	-	(17,665)	-
Changed in warrant liability	(2,402)	(2,402)	-	(2,402)	-
Loss on disposition of assets	(781)	-	-	-	-
Foreign currency gain (loss)	4,967	3,751	-	319	-
Minority interest share of net loss	816	-	-	545	-
(Loss)from other expenses	75,916	(333,928)	2,377	55,112	3,119
Net (loss)	(2,180,761)	(1,228,467)	(274,194)	(1,346,384)	(432,706)

Basic earnings (loss) per common share		(0.0134)	(0.0031)	(0.0128)	(0.0049)
Weighted average number of shares outstanding		91,812,982	88,772,382	104,975,294	88,386,568

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO June 30, 2012

	Cumulative,	6 Months Ended
	November 14, 2008	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:	to June 30, 2012	(unaudited)	(unaudited)

Net loss	(2,180,761)	$(1,346,384)	$(432,706)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	6,729	6,260	180
Minority interest share of net loss	816	545	-
Changes in operating assets and liabilities:
Decrease in amount due to related party	(67,380)	(67,380)	(110,050)
Increase in accounts payable and accrued liabilities	2,053,428	1,816,982	125,930
Decrease in amount due to Cellynx	(1,196,701)	(1,196,701)	-
Increase in warrant liability - Cellynx	8,562	8,562	-
Decrease in prepaid expenses and deposits	(18,864)	295	-
Change in fair value of beneficial conversion liability	617,432	617,432	-
Debt discount on convertible notes	(58,989)	(58,989)	-
Due to escrow agent	53,033	53,033	-
Unpaid interest income	-	-	(3,119)
Unpaid interest expense	23,805	972	6,958
Net cash from (used in) operating activities	(758,890)	(165,373)	(412,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on investment in Cellynx	(170,000)	-	(170,000)
Minority interest	(1,044)	(516)	-
Notes converted upon acquistion of Cellynx	73,500	73,500	-
Purchase of intellectual property	(1,883,650)	-	-
Investment in Cellynx IP for shares	(1,800,000)	(1,800,000)	-
Investment in Celllynx IP for debt	1,500,000	1,500,000	-
Goodwill - investment of Cellynx Group, Inc.	(1,364,038)	(1,364,038)	-
Increase in furniture and equipment assets	(3,298)	1,355	(4,513)
Net cash used in investing activities	(3,648,530)	(1,589,699)	(174,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement Cellynx	(250,152)	-	(233,500)
Notes payable Asset Acquisition			(318,433)
Payment of amount due to Cellynx - intellectual property acquisition	(242,865)	-	-
Proceeds from issuance of notes payable	275,000	232,500	-
Notes payable - Dollardex Assignment agreement	1,549,987	-	-
Proceeds from subscriptions received	50,000	50,000	-
Proceeds used to settle notes payable	(65,362)	(65,362)	-
Proceeds paid for acquisition of Cellynx	282,927	282,927	-
Conversion of debt on acquistion of Cellynx	73,500	73,500	-
Common stock issued for acquisition of Cellynx	550,000	550,000	-
Common shares issued for services	402,990	402,990	-
Common stock issued for cash	1,772,032	291,000	1,203,500
Common stock issued for settlement of debts	(55,247)	(55,247)	-
Proceeds from issue of common stock to minority interest - 5BARz AG	76,625	-	-
Loans from shareholder	(8,602)	-	-
Net cash provided by financing activities	4,410,833	1,762,308	651,567

NET INCREASE IN CASH	56,445	7,236	173,104

CASH, BEGINNING OF PERIOD	-	49,209	-

CASH, END OF PERIOD	$56,445	$56,445	$173,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$15,534	$1,018

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Note 1 – Organization and basis of reporting

5Barz International, Inc. and its’ consolidated subsidiaries is the owner of a proprietary technology for the wireless marketplace, branded as 5BARz™. The Company provides innovative and affordable solutions, comprised of highly engineered devices, that improve poor mobile phone and wireless data signals for phones, laptops, and tablets. The Company’s developing product lines, reduce dropped calls, improve reception, and in many cases eliminate dead zones by improving wireless signal within the immediate vicinity of the user.

The Company was incorporated under the laws of the State of Nevada on November 17, 2008. At that time, the Company held certain technology related to bio-degradable product and operated under the name “Bio-Stuff”.

On December 29, 2010 the Company changed its name to 5BARz International, Inc. and acquired a set of agreements to acquire from Cellynx Group, Inc. certain rights and intellectual property underlying the 5BARz products, a highly engineered microcell technology referred to as a “cellular network infrastructure device”. The 5BARz device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. Pursuant to the agreements referred to above, the Company was engaged as the exclusive agent for the global sales and marketing of the 5BARz products. On March 29, 2012, 5Barz International, Inc. entered into an amendment agreement with Cellynx Group Inc. through which 5BARz acquired a 60% interest in the intellectual property referred to as the 5BARz technology, and acquired a 60% ownership interest in Cellynx Group, Inc. among other amendments (see Note 7).

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 99.2% held subsidiary at June 30, 2012. That entity has been licensed the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

On March 29, 2012, the Company acquired a 60% interest in the common stock of Cellynx Group, Inc., a Company which holds a 100% interest in Cellynx Inc. In conjunction with the asset purchase agreement completed on March 29, 2012, 5BARz International Inc. issued 9,000,000 shares representing an 8.7% reciprocal holding by Cellynx Group Inc. in 5Barz International Inc.

These financial statements reflect the financial position and results of operations for the Company and its subsidiary Company 5BARz AG, for the fiscal year commencing January 1, 2012 to June 30, 2012 and the financial position and results of operation for Cellynx Group Inc. and its wholly owned subsidiary Cellynx Inc. for the period from the date of acquisition, March 29, 2012 to June 30, 2012.

 5BARz INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

During the fiscal year June 30, 2012, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz™ product, the Company has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

5BARz INTERNATIONAL SUBSIDIARIES INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Concentration of credit risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of June 30, 2012 and 2011, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of June 30, 2012 and 2011, there was no significant impairment of its long-lived assets.

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

June 30, 2012 and 2011

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

June 30, 2012 and 2011

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

Note 3 – Furniture & equipment

Equipment consisted of the following as at June 30, 2012 and 2011:

	June 30, 2012	December 31, 2011
Furniture and equipment	$9,879	$-
Computer equipment	4,653	4,653
	14,532	4,653
Accumulated depreciation	8,992	468
Furniture & equipment net	$5,540	$4,185

During the six months ended June 30, 2012 the Company incurred depreciation expense of $965, (2011 - $180).

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

	June 30, 2012	December 31, 2011
Patents	$1,998,943	$1,685,867
Trademarks	234,277	197,783
License rights	4,214	-
	$2,237,434	$1,883,650
Accumulated amortization	7,168	-
Intangibles, net	$2,230,266	$1,883,650

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

June 30, 2012 and 2011

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

On March 29, 2012 the Company issued 9,000,000 shares to Cellynx Group, Inc. at the market price of $0.20 per share for payment in full of a 60% interest in the patents and trademarks which comprise the 5BARz technology. This 9,000,000 share position represents a reciprocal share position held by Cellynx Group, Inc. 5Barz International Inc.

On March 29, 2012 the Company issued 1,250,000 shares of common stock to two founders of Cellynx Group, Inc., along with $170,000 in cash for 63,412,638 shares of the capital stock of Cellynx Group, Inc.

During the period from April 1, 2012 to June 30, 2012 the Company issued 2,936,667 shares of common stock at prices ranging from $0.08 to $0.15 per share. Proceeds received for the private placements are comprised of cash of $39,500 and the settlement of debts for services in the amount of $267,932.

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

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

ii. The Company agreed to make available to Cellynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars of which $643,182 has been advanced as of June 30, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded Cellynx, and is being matched by 5BARz. At June 30, 2012, the Company had converted $139,200 of the amount due under the revolving line of credit facility for 854,745,971 shares of the capital stock of Cellynx Group, Inc. Cellynx is a consolidated subsidiary of 5Barz International Inc., since March 29, 2012. 5Barz currently holds a 58.6% equity interest in Cellynx Group, Inc.

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

June 30, 2012 and 2011

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

On February 27, 2012, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On May 3, 2012, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $42,500. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

Securities Purchase Agreements

Convertible debenture agreement & Equity Investment Agreement

In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm. As contemplated, the convertible debenture agreement provided that the investor could convert the principal and unpaid interest into a certain number of shares 180 days from the date of the agreement. As at June 30, 2012, the Company had received $150,000 in funding from the private investment firm.

On August 2, 2012 and August 13, 2012, the Company received conversion notices that materially conflict with the parties’ negotiations and the terms of the agreement. Based on those and related communications, the Company has concluded that there has been no meeting of the minds between the Company and the private investment firm on key provisions of the putative agreements.

As of today’s date, the Company is in discussions with the investment firm to resolve the situation and to enter into an alternative financing agreement. The Company intends to continue these discussions, but there remains a possibility that the Company could become involved in litigation relating to the situation. Based on its analysis of the facts known at this time, the Company has recorded no contingent liability with respect to the disagreement. The Company will seasonably update this disclosure to reflect any material developments relating to this situation.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Cellynx Group, Inc. – Convertible Promissory Notes

The Company’s subsidiary, Cellynx Group, Inc. has two convertible promissory notes outstanding at June 30, 2012 as follows;

Issue Date	Principal Amount	Date of Maturity	Accrued Interest	Beneficial Conversion Factor	Principle due June 30, 2012
January 8, 2012	$15,000 (1)	July 8, 2012	299	43,237	$15,000
May 24, 2012	$37,500 (2)	November 20, 2012	304	36,321	37,500

The notes incur interest at a rate of 8% per annum.

(1)	The terms of this note are such that subsequent to the prepayment date six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the lesser of the variable conversion factor or a fixed conversion factor of $0.00015 per share. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 25% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock. The shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144. This note was paid off by the Company on the prepayment date (see subsequent events note).
(2)	The terms of this note are such that subsequent to the prepayment date six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the variable conversion factor. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock. The shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

The Company has the right to pre-pay the debt up to six months from the date of issue. During the first 120 days following the issue date of the Note may be settled by paying 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the notes contain a beneficial conversion feature because the conversion rate is less than the share price . In addition, the Company records a debt discount related to the interest rate in the note differential from fair market value interest for the Company, which is amortized over the term of the loan.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Cellynx Group Inc. - Options and Warrants

At June 30, 2012 Cellynx Group Inc. has the following Options and Warrants outstanding;

The number and weighted average exercise prices of all options exercisable as of June 30, 2012, are as follows:

Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.0006	12,500,000	0.0006	5.00
$0.014 - 0.05	1,000,000	0.017	3.93
$0.06 - 0.100	767,337	0.072	0.96
$0.110 - 0.150	1,255,000	0.13	2.86
	15,522,337

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	36,114,757	$0.12
Granted	—	—
Exercised	—	—
Expired	10,060,000	—
Outstanding at June 30, 2012	26,054,757	$0.765	.55	$0
Exercisable at June 30, 2012	26,054,757	$0.765	.55	$0

  5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 8 – Related party transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the six months ended June 30, 2012 the Company paid $67,494 of principle and interest on that note. At June 30, 2012 the Company had a remaining balance on that note payable in the amount of Nil (December 31, 2011 - $30,618 ). The note payable accrues interest at a rate of 5% per annum, and during the three months ended March 31, 2012, interest in the amount of $115 was charged pursuant to the terms of this note.

In addition the Company had an amount due to that related party comprised of payments made by the related party on behalf of the Company aggregating $53,057 (December 31, 2011 - $79,803). That amount due is non interest bearing and has no specific terms of repayment.

 Note 9 – Investment in 5BARz AG

On October 6, 2011, the Company commenced the organization of a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company and 4,900,000 are held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5Barz AG as additional paid in capital. During the six months ended June 30, 2012, sales of those securities aggregated 57,000 shares sold for proceeds of $171,000 CHF ($182,970 USD)

On October 19, 2011, the registrant, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz brand for markets in Switzerland, Austria and Germany. That agreement does not have a royalty payment requirement, and remains effective as long as 5BARz Ag is controlled by the Company. 5BARz Ag is a consolidated subsidiary of the Company in these financial statements.

Note 10 – Investment in Cellynx Group, Inc.

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

Note 11 – Business combination

On March 29, 2012, the Company acquired a 60% interest in Cellynx Group, Inc. a Company based in California, which was the owner of the 5BARz intellectual property and is in the business of the development and commercialization of that technology. The objective of the acquisition is to integrate the global commercialization of the 5BARz technology and products, into a combined business and operating strategy. The purchase price at the acquisition date, which was settled in cash, shares, and the settlement of convertible debt was $875,000, as follows;

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

The amounts recognized for each class of the acquire’s assets and liabilities recognized at the acquisition date, March 29, 2012 are as follows;

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

The individual results of operation for Cellynx Group Inc. for the quarter ended June 30, 2012 are available at the web site www.sec.gov, as that entity is a reporting public company, trading on the OTCBB in the US under trading symbol “CYNX”.

Subsequent to the date of acquisition, 5Barz International Inc. converted two amounts of debt due from Cellynx Group Inc. in order to maintain their 60% equity interest. On April 13, 2012 the company converted $7,700 of debt in exchange for 51,333,333 shares of Cellynx and on May 15, 2012 5Barz converted $58,500 dollars of debt due from Cellynx for 390,000,000 shares of Cellynx.

Note 12 – Subsequent events

Sales of Common Stock

On July 9, 2012 the Company issued in aggregate 520,000 shares in the capital stock of the Company for proceeds of $52,000, at a price of $0.10 per share. This private placement is exempt from registration pursuant to Regulation “S” of the Securities Exchange Act of 1934.

On July 20, 2012 the company issued 250,000 shares at a price of $0.20 per share as an initial retainer under the terms of an Investment Banking agreement.

On August 10 and August 14 the company issued in aggregate 1,000,000 shares in the capital stock of the Company for proceeds of $50,000 at a price of $0.05 per share. This private placement is exempt from registration pursuant to Regulation “S” of the Securities Exchange Act of 1934.

On August 14, 2012 the Company entered into a convertible debenture agreement for $7,000. The Convertible debenture yields interest at a rate of 10% per annum and is convertible 90 days from the date of inception of the agreement at a rate which is a 25% discount to market at the date of conversion. The conversion rate is capped at a price of $0.15 per share. The convertible debenture matures six months from the date of inception, February 14, 2013.

Settlement of Convertible Debenture

On July 9, 2012 the Company paid out a convertible debenture owed by its subsidiary Company, Cellynx Group, Inc. on the six month anniversary of the note for proceeds of $30,582. The payment represents payment in full of principle, interest at a rate of 8% per annum and a pre-payment penalty of $14,400.

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

On March 27, 2012, 5BARz acquired a 60% controlling interest in Cellynx Group, Inc. the entity which originally developed the 5BARz technology. This represents a significant step forward in bringing the originators of the technology together and under common control with the Company, to facilitate a more synergistic and clearly defined development platform for the globalization of the 5BARz technology.

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

Prior to December 30, 2010 the Registrant was a designated shell Company pursuant to Section 12B-2 of the Exchange Act of 1934, and operated under the name Bio-Stuff Inc. The business of Bio-Stuff was comprised of the development of bio-degradable products. That business has been abandoned by the Company.

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

July/ August 2012 – Company secures investment banking support to finance commercialization operations.

August 2012 – Internal Engineering achieve initial presentation stage units of the revised cradle-less 5BARz cellular network extender with several new and improved features over the Road Warrior unit.

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

Why Poor Signals Exist

A variety of factors may cause dropped calls and dead zones, including congestion, radio signal interference, tower hand-off, and lack of coverage. Despite continued infrastructure investment by operators, and antenna technology improvements by base station providers and mobile phone makers, these problems will continue for the foreseeable future. This is because many of the contributing factors can’t be controlled by the operators and manufacturers. To understand how innovative 5BARz products are in improving phone signals, it’s first important to understand the causes of poor signal quality.

Congestion

In 1999, sales of mobile phones surpassed combined sales of personal computers and automobiles. By 2010, mobile phones had replaced land-line phones in 30% of U.S. households. Smart phones, led by iPhones and Android phones, have become indispensible personal assistants. Laptop computer sales outnumber desktop computer sales, and most laptops are equipped with cellular data chipsets or USB modems. Apple’s iPad has sparked the connected tablet market too. Vending machines, automobiles, mobile sensors, and many other devices include “machine to machine” cellular data modules. As a result, the number of cellular voice and data devices will soon exceed the number of people on Earth.

If sheer numbers weren’t enough, new uses for mobile devices are causing even faster growth in bandwidth usage. Obvious uses include video entertainment, videoconferencing, downloaded and streaming music, MMS, email, and application downloads. Facebook, Twitter, Foursquare, and many other social networking applications put further load on operator networks. Also, surprising sources of traffic have emerged, such as deliberate “miscalls”. A miscall is when one subscriber calls another, but hangs up before the receiving party answers. Since operators don’t charge for these uncompleted calls, subscribers are using miscalls as a free way to communicate. In India, orders for milk are made this way. In Syria, five miscalls in a row signals the recipient to “go online” to the Internet and chat. In Bangladesh, it’s estimated that up to 70% of traffic at peak times is due to miscalls. This practice isn’t limited to countries with low per-capita income, and yet it places a high load on operator networks.

There are sources of congestion based on location and time, too. Transportation clusters like airports, major highway intersections, bridges, and toll road gates all bring many people together at peak times. Also, because of home land-line replacement, many residential neighborhoods have many mobile phones in simultaneous use in mornings and evenings. Lastly, local population growth and immigration can result in too many phones for existing infrastructure. Due to long planning times, investment requirements, local government permits, and construction time, it’s difficult for infrastructure to keep up with the pace of change in many developing areas, especially in growth countries.

Radio Signal Interference

Interference comes from both obvious and subtle causes. Certain materials aren’t transparent to radio signals, especially durable materials used in buildings, large structures, and even automobiles. As a result there are radio shadows in which a mobile phone can’t sense the signal from a base station. In addition, radio signals from adjacent channels or reflected signals can interfere with each other due to wave cancellation effects. In some cases these forms of interference primarily attenuate the signal (make it weaker). However, interference can also add noise, so that the ratio of signal to noise becomes too low for the mobile phone and the base station to understand each other.

Tower Hand-Off

Mobile phone networks are called “cellular” networks because they are made up of overlapping areas of coverage that are provided by base stations in fixed locations. As a mobile subscriber travels by automobile or train, he will eventually reach the limit of a base station’s coverage. At that point, his mobile phone will “hand off” to a base station for the next coverage area. If signal quality is poor due to interference, or if the new base station is congested with too many mobile phones, the subscriber’s connection may be lost.

Lack of Coverage•

Some rural or developing areas don’t have enough people or population density for operators to justify the cost of installing base stations except at wide intervals. In these areas the signal strength from the base station or the mobile phone may be too low to create or maintain a connection. This results in “dead zones” or dropped calls.

Solutions to Poor Signal Quality

Operators know that dead zones, dropped calls, and poor voice quality are big problems, and that re-dialing while driving can be unsafe. Operators also are concerned about subscribers’ ability to make emergency calls. They understand that people rely on mobile phones for business and connecting with family. As mobile phones replace landlines, operators are especially aware that mobile signal quality is critical. Operators also see that wireless data is increasingly important for personal and business use.

To help, operators work with phone and base station manufacturers to improve antenna performance. They invest in new base stations in growth areas. They invest in technologies that enable more connections per base station. Operators have even provided refunds for dropped calls.

However, many factors causing poor signal quality can’t be controlled by operators. Therefore products have emerged to help, provided by operators or companies who sell to either operators or subscribers.

Femtocells

Operators can provide femtocells to subscribers with poor signal quality at home. Usually the subscriber pays for hardware, installation, or a monthly fee. Femtocells are carrier grade, and are like small base stations that communicate with operators by using the home Internet connection as a “backhaul”. They often can’t be moved after installation, must be installed by a skilled technician in order to work properly and to avoid causing network problems. Many femtocells provide only a voice connection, not data. Lastly, femtocells usually only work with phones from one operator, so families with phones from multiple operators may have to request multiple femtocells.

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

Boosters

Boosters are usually sold online and through retail. They vary widely in amplification power, quality of amplification, and power balance. For example, these products amplify signals at 1, 3, 5, or even 10 watts all the time. Using power over 1 watt increases the probability that a booster will interfere with surrounding mobile devices. Also, it would be more energy efficient to adapt amplification power as needed, rather than to simply use the same wattage constantly. Many boosters don’t support balanced power in both directions between base station and mobile phone. This may result in only solving the signal quality problem in one direction. Since communication is bi-directional, this doesn’t actually solve the problem. Varying quality of amplification also introduces noise, which can interfere with surrounding devices.

A New Class of Solution

5BARz has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don’t solve all parts of the problem, or aren’t optimal due to cost or other drawbacks. Using expertise from a team of engineers who designed sophisticated base station amplifiers for operators, 5BARz has developed a new class of carrier-grade technology. This is a hybrid of repeaters and boosters, and is intended for automotive, home, and office use. 5BARz has tested these products in the lab, in the real world, and with operators, and also won the Innovation of the Year award at the 2010 CES conference. These products advance the state of the art to provide the following advantages;

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

Simple Setup

5BARz products don’t require a technician to run wires, carefully determine proper location, or optimize orientation. No use of home Internet connection is required, and there are no switches or settings.

Balanced Amplification

Received and sent signals need balanced assistance in order for both directions of a communication channel to be improved. 5BARz products are not only smart about adapting amplification levels, but also about balancing amplification for incoming signals from the base station, and return signals from the mobile phone.

Signal Stability

5BARz has done extensive design, testing, and re-design to avoid a number of problems experienced by the antenna design of alternatives. For example, booster products can experience oscillations when people, animals, or vehicles move nearby. These oscillations can weaken the booster effect or cause interference with other wireless devices. Many booster products achieve size similar to 5BARz’ products by putting antennas close together in the same product package, but don’t optimize radio wave interactions between those antennas. This weakens the boosters’ effectiveness, and is one reason why other manufacturers compensate by using too much wattage, in turn wasting power and increasing the probability of interfering with other radio frequency devices and the network.

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

5BARz 4G

The 5BARz 4G is a single unit package with a 45 dB gain and a coverage area of about 2 meters.

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

•

Cost	• One-time equipment charge only$299 5BARz Road Warrior	• Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service	• Equipment charge starting at $350 for dual band Professional installation starting at $200 Higher performance antennas starting at $100
Setup	• Plug ‘n play No adjustments One part works for all carriers	• Carrier-specific set up May require ISP support Currently Voice Only	• Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart
Reliability	• Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connectors • Oscillation suppression circuitry	Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier command Intermittent handoffs with macro network	• External antennas less reliable Connectors Outdoor mounting Oscillation prone
Installation	• None; Plug ‘n play	• Needs to be collocated with broadband service GPS antenna may need to be installed near a window with a cable going to the femtocell	• Professional installation recommended

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

Advanced levels of interest with major distributors in the Latam marketplace are expected to see substantive sales results within the current fiscal year. In fact the Company received a purchase order for the production of 16,000 Road Warrior units to be completed for delivery into Mexico in 2012.

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

First, the mobile phone market has just gone through a very strong decade of growth in Latin America, with mobile subscriptions having overtaken fixed lines as the preferred method of communication. As a result Latin America’s mobile telephone industry has a high degree of market penetration. Mobile subscriptions totaled 88.2% of the region’s population, compared to 55.2% in Asia Pacific, 90.4% in North America and 50.6% in the Middle East and Africa. Having recently invested heavily in subscription development, the cellular network operators are now focusing upon the maintenance of their substantial customer base, and the 5BARz technology can contribute substantially to achieving that customer satisfaction.

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

In fact internet usage is set to take off from 2010, with broadband internet subscriptions generally growing by higher rates than mobile subscriptions Initial 3G market expansion is likely to be greater in the region’s wealthier markets, such as Argentina, Chile and Mexico, and these have been specifically targeted by our Company with very favorable results.

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

Results of Operations

Three month period ended June 30, 2012 compared to three month period ended June 30, 2011.

	3 Months ended June 30, 2012	3 Months ended June 30, 2011	Difference
Amortization and depreciation	6,070	134	5,936
Bank charges & interest	123,302	5,833	117,469
Sales and marketing expenses	30,076	76,272	(46,196)
General and administrative	735,091	194,333	540,758
Total Operating Expenses	894,538	276,572	617,966
Other income (expenses)	(333,928)	2,377	336,305
Net Loss	$(1,228,467)	(274,194)	(954,273)

The three months ended June 30, 2012 reflects an increase in the net loss of $954,273 compared to the corresponding three month period ended June 30, 2011 due in part to the fact that the current year numbers reflect the loss for the consolidated entity Cellynx Group, Inc. and Cellynx Inc. The previous period do not reflect those expenses as the acquisition occurred on March 29, 2012. The most significant part of that increased loss is “general and administrative” expenses which reflect an increase of $617,966. During the period, the Company added several senior industry personnel to it’s management and advisory team. In conjunction with those additions, share compensation was paid during the quarter in the amount of $248,000, which is included in the increased general and administrative expenses. In addition Cellynx consolidated general and administrative expenses in the amount of $181,008 were included in the current year quarterly results, an item that is not in the comparative numbers as that subsidiary was not included in the prior year. The current period reflects an increase of $117,469 in interest expense, which is in the most part the result of the prepayment of certain derivative securities in both Cellynx and 5Barz International Inc.

Six month period ended June 30, 2012 compared to six month period ended June 30, 2011.

	6 Months ended June 30, 2012	6 Months ended June 30, 2011	Cumulative from November 14, 2008 (inception) to June 30, 2012
Amortization and depreciation	6,260	180	7,313
Bank charges & interest	137,924	10,890	181,321
Sales and marketing expenses	86,764	124,138	316,505
General and administrative	1,170,548	300,617	1,751,538
Total Operating Expenses	1,401,495	435,825	1,751,538
Other income (expenses)	55,112	3,119	75,916
Net Loss	$(1,346,384)	(432,706)	$(2,180,761)

The Company has incurred losses from inception, February 17, 2008 to June 30, 2012 in the aggregate amount of $2,180,761. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to June 30, 2012 was $2,127,531, after giving effect to the loss as a shell Company of $53,230 comprised of general and administrative expenses.

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

Our net loss for the six month period ended June 30, 2012 was $1,346,384 compared to a net loss of $432,706 for the corresponding period for the prior year. During the six month period ended June 30, 2012 the Company acquired Cellynx Group, Inc and its consolidated subsidiary Cellynx Inc. and continued to accelerate the development of the 5BARz business opportunity and commenced financing the business as well as establishing the infrastructure for the sales and marketing of 5BARz products,

During the six month period ended June 30, 2012, the Company incurred general and administrative expenses of $1,170,548 compared to $300,617 incurred during the quarter ended June 30, 2011. These general and administrative expenses incurred in the current year include the Cellynx expenses of $543,912 which were not reflected in the prior year numbers as the subsidiary was not consolidated at that time. Cellynx operations are focused upon the continued development of the Companies technology, patent portfolio and product development initiatives, where 5BARz has been focused upon the commercialization, corporate finance and sales and marketing activities.

Our net loss during the six month period ended June 30, 2012 was $1,346,384 or $0.0128 per share compared to a loss from operations of $432,706 or $0.0049 per share during the six months ended June 30, 2011. The weighted average number of shares outstanding was 104,975,294 for the six month period ended June 30, 2012 compared to 88,386,568 for three month period ended June 30, 2011, after giving retroactive effect to the 18 for 1 forward stock split completed on November 29, 2010 and the subsequent cancellation of 87,800,000 shares on December 30, 2010.

Liquidity and Capital Resources

As at June 30, 2012

As at June 30, 2012, our current assets were $75,308 and our current liabilities were $3,308,584, which resulted in a working capital deficit of $3,228,276. As at June 30, 2012, current liabilities were comprised in the most part of liabilities that were incurred by Cellynx in the aggregate amount of $2,776,333, of which $1,444,157 are liabilities incurred in the early stages of development of Cellynx. Several of these Cellynx liabilities date back many years, and the Company is intent upon a detailed review of those items and dealing with them in conjunction with financings that are in process. The parent Company 5Barz International Inc. has a working capital deficit of some $340,000. In addition the total liability amount includes a “beneficial conversion factor” reflecting the “mark to market” liability associated with derivative securities of $617,432, an amount that does not require the use of cash resources of the Company to settle.

As at June 30, 2012, the Company’s total assets were $3,675,153 comprised of intellectual property in the amount of $2,230,266 and goodwill arising on the acquisition of Cellynx Group, Inc in the amount of $1,364,038.The intellectual property represents the patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has made deposits and prepaid expenses of $18,864 in Switzerland related to their office and operations in 5BARz AG.

As at June 30, 2012, our total liabilities were $3,358,584 comprised of current liabilities as described above as well as a $50,000 that we anticipate will be settled by the issuance of share capital. The increase in liabilities as at June 30, 2012 from year ended December 31, 2011 was again due in the most part to the acquisition of Cellynx Group, Inc on March 29, 2012.

Stockholders’ equity decreased from a deficit at December 31, 2011 of $714,420 to a deficit balance of $316,568 at June 30, 2012. This decrease is attributable in the most part to equity sales of common stock during the period. It should be noted that the stockholders deficit reflect a treasury stock balance of $1,800,000 which represents the shares issued by 5BARz International Inc. to Cellynx Group Inc for a 60% interest in the 5Barz intellectual property.

Cash Flows from Operating Activities

For the six month period ended June 30, 2012, net cash flows used in operating activities was $1,362,074 consisting primarily cash used for general and administrative expenses. For the six months ended June 30, 2011, net cash flows used in operating activities was $380,587, a number significant less than the current year as the Company did not consolidate Cellynx Group, Inc at that time..

Cash Flows from Investing Activities

For the six month period ended June 30, 2012, net cash flows used in investing activities was $1,589,699, comprised of an increase in the intellectual property acquired from Cellynx of $300,000 as well as a goodwill factor of $1,364,038 on the acquisition of Cellynx. The original acquisition of IP from Cellynx for debt was replaced with the investment being completed through the issuance of shares. For the six months ended June 30, 2011, net cash flows used in investing activities was $174,513 comprised in the most part of a $170,000 deposit on investment in Cellynx.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and notes payable. For the six month period ended June 30, 2012, net cash flows provided from financing activities was $1,762,308 comprised of proceeds from the sale of common stock in the amount of $291,000, proceeds from the issuance of notes payable of $232,500 and the payment of certain liabilities and assets for common stock aggregating $355,247. In addition the Company issued stock for services of $402,990 and $250,000 of stock issued for the acquisition of Cellynx Group Inc. For the six months ended June 30, 2011 cash flows from financing activities consisted of $651,567 comprised of proceeds of $1,203,500 on the sale of common stock, net of payments of $551,933 paid to Cellynx.

We expect that working capital requirements will continue be funded through further issuances of securities, debt and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has recently engaged the services of two investment banking groups and is working with private investors to secure the financing necessary to commercialize the 5BARz business opportunity. Existing working capital, further sales of equity securities and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Quarterly Report, the Company has entered into a material commitment to Cellynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars. This is a subsidiary Company, and this funding will be paid when proceeds come available.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”) and a consultant providing services commonly provided by a Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO and CFO believe that:

Section	906 our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and disclosure of our controls and procedures and the effectiveness of those functions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Prior to the Company’s investment in Cellynx, on November 8, 2011 Cellynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. Cellynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672.

Prior to the Company’s investment in Cellynx, on October 12, 2011, a similar action for past due rent has been filed as to its facility in El Dorado Hills, CA. CSS Properties, v. CelLynx Group, Inc., and Does 1-10, Superior Court of California, El Dorado County, Case No. PCU 2 0 110442. On October 12, 2010, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle before eviction. The Company has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties.

Prior to the Company’s investment in Cellynx, on July 19, 2010 certain claims for unpaid wages were filed against Cellynx…Judgements were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $312,986.45 depending on interest charges. The first award has been converted into a judgment in the amount of $118,224. Management had negotiated a monthly payment plan amounting to $10,000 per month commencing on February 1, 2012 and every month thereafter until the judgment has been satisfied. This agreement is now in the process of revision.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2012 and to the date of this report we have issued shares of common stock as follows:

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

On March 29, 2012 the Company issued 9,000,000 shares to Cellynx Group, Inc. at the market price of $0.20 per share for payment in full of a 60% interest in the patents and trademarks which comprise the 5BARz technology. This 9,000,000 share position represents a reciprocal share position held by Cellynx Group, Inc. 5Barz International Inc.

On March 29, 2012 the Company issued 1,250,000 shares of common stock to two founders of Cellynx Group, Inc., along with $170,000 in cash for 63,412,638 shares of the capital stock of Cellynx Group, Inc.

During the period from April 1, 2012 to June 30, 2012 the Company issued 2,936,667 shares of common stock at prices ranging from $0.08 to $0.15 per share. Proceeds received for the private placements are comprised of cash of $39,500 and the settlement of debts for services in the amount of $267,932.

On July 9, 2012 the Company issued in aggregate 520,000 shares in the capital stock of the Company for proceeds of $52,000, at a price of $0.10 per share. This private placement is exempt from registration pursuant to Regulation “S” of the Securities Exchange Act of 1934.

On July 20, 2012 the company issued 250,000 shares at a price of $0.20 per share as an initial retainer under the terms of an Investment Banking agreement.

On August 10 and August 14 the company issued in aggregate 1,000,000 shares in the capital stock of the Company for proceeds of $50,000 at a price of $0.05 per share. This private placement is exempt from registration pursuant to Regulation “S” of the Securities Exchange Act of 1934.

On August 14, 2012 the Company entered into a convertible debenture agreement for $7,000. The Convertible debenture yields interest at a rate of 10% per annum and is convertible 90 days from the date of inception of the agreement at a rate which is a 25% discount to market at the date of conversion. The conversion rate is capped at a price of $0.15 per share. The convertible debenture matures six months from the date of inception, February 14, 2013.

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

5BARz International Inc.
(Registrant)

Date: August 17, 2012	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer