Form 10-K/A
period 2011-12-31
5Barz International, Inc.
filed 2012-09-14
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

Amendment Number 1

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ]  No [X]

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

Number of shares of the registrant’s common stock outstanding as of March 29, 2012 was 103,778,283

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on April 16, 2012 (the “Original Filing”) by 5BARz International Inc., and is being filed solely for the purpose of inserting a clear response to the question on page 1 of the 10K which reads;

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ]  No [X]

The original 10K filed had a box checked which did not clearly indicate an affirmative or negative response. The above response reflects the Company’s requirement to file.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

ITEM 15. Exhibits, Financial Statement Schedules, SIGNATURES

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of September 2012.

5BARz International Inc.

By: /s/ Daniel Bland

Chief Executive Officer

5BARz International Inc.

By: /s/ Daniel Bland

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit

Number Description

31.3 * Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 13, 2012.

31.4 * Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 13, 2012.

* Filed herewith.