Form 10-K/A
period 2011-12-31
5Barz International, Inc.
filed 2012-11-01
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

Amendment Number 2

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1258321

5BARz International Inc.

 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1218 Third Ave., Suite 505 Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

877-723-7255

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [   ]  No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes [ ] No [X]

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

Number of shares of the registrant’s common stock outstanding as of March 29, 2012 was 103,778,283

DOCUMENTS INCORPORATED BY REFERENCE: None

 EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on April 16, 2012 (the “Original Filing”) by 5BARz International Inc., and is being filed to provide as supplemental disclosure in the statement of cash flows, non-cash investing and financing activities, that had originally been included in the body of the statement of cash flows. In addition, the officer certifications have been amended to comply with prescribed formats by referring to “report” rather than “annual report” and the auditors’ report has been amended to consistently refer to the auditor as “we” rather than “I”. Further, the reference to the evaluation of controls and procedures has been amended to the current date, December 31, 2011.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

For purposes of convenience, the entire Form 10K/A has been filed as amended.

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

·	Dead zones, weak signals, and dropped calls are the biggest problems in the industry. Now, by adding internet and video, the quality issue is increasing exponentially.

·	76% of cellular subscribers use their mobile phone as the primary phone

·	More consumers are using mobile phones for web browsing, up and down- loading photos, videos and music

·	More mobile phones are operating at higher frequencies which have less ability to penetrate buildings

·	Weak signals make internet applications inaccessible and slow and increase the drain on cell phone batteries.

·	Forty percent of all mobile phone users report inadequate service in their homes or office and we estimate that 60% of the 4.8 billion mobile phone users worldwide consider continuous connectivity to be very important.

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

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

5BARZ INTERNATIONAL, INC.

Blaine, WA

We have audited the balance sheets of 5BARZ INTERNATIONAL, INC. a development stage company, as at December 31, 2011 and 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and the period from inception November 14, 2008 to December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5BARZ INTERNATIONAL, INC. a development stage company, as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and from inception November 14, 2008 to December 31, 2011 in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA

April 16, 2012

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheet As at December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$49,209.00	$-
Prepaid expenses and deposits	19,159.00
Subscriptions receivable	5,144.00
Total current assets	73,512.00	-

Fixed Assets
Equipment, net	4,185.00	-

Other assets
Due from Cellynx - Line of credit	250,152.00	-
Deposit on investment in Cellynx	170,000.00	-
Intangible assets	1,883,650.00	1,883,650.00
Total other assets	2,303,802.00	1,883,650.00
TOTAL ASSETS	$2,381,499.00	$1,883,650.00

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$236,446.00	$15,220.00
Advances from shareholder		8,602.00
Due to Cellynx	1,196,701.00	1,439,566.28
Due to escrow agent	53,033.00
Note payable	55,318.00	-
Total current liabilities	1,541,498.00	1,463,388.28
Related party loans	120,437.00	434,997.00
TOTAL LIABILITIES	1,661,935.00	1,898,385.28

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized;
90,182,785 and 87,569,800 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	90,183.00	87,570.00
Capital in excess of par value	1,463,230.00	(49,075.00)
Deficit accumulated during the development stage	(834,377.00)	(53,230.00)
Minority interest	528.00
Total stockholders' deficit	719,564.00	(14,735.00)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,381,499.00	$1,883,650.28

 The accompanying notes are an integral part of these financial statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations for the period from inception November 17, 2008 to December 31, 2011 and for the years ended December 31, 2011 and 2010.

	Cumulative,
	Inception,
	November 17,
	2008 Through
	December 31, 2011	December 31, 2011	December 31, 2010

Sales	$-	$-	$-

Cost of Sales	-		-

Amortization and depreciation	1,053	606	175
Bank charges and interest	43,397	41,982	285
Sales and marketing expenses	229,741	226,741	-
General and administrative	580,990	534,777	29,357
Total operating expenses	855,181	804,106	29,817
(Loss) from operations	(855,181)	(804,106)	(29,817)

Other income (expense):
Interest Income	16,666	16,666
Currency gains/(losses)	4,648	6,803	695
Loss on disposition of furniture	(781)	(781)
Minority interest share of net loss	271	271
(Loss) before taxes	(834,377)	(781,147)	(29,122)

Provision (credit) for taxes on income	-	-	-
Net (loss)	$(834,377)	$(781,147)	$(29,122)

Basic earnings (loss) per common share		$(0.0087)	$(0.0033)

Weighted average number of shares outstanding		90,182,785	8,876,100

 The accompanying notes are an integral part of these financial statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows for the period from inception November 18, 2008 to December 31, 2011 and for the years ended December 31, 2011 and 2010.

	Cumulative,
	Inception,
	November 17,
	2008 to
	December 31, 2011	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834,377)	$(781,147)	$(29,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	469	469	-
Minority interest share of net loss	(257)	(257)	-
Common shares issued for services	7,500	7,500	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(19,159)	(19,159)	-
Change in accounts payable and accrued expenses	236,446	221,226	14,970
Unpaid interest expense	22,833	22,833	-
Due to escrow agent	53,033	53,033
Net cash used in operating activities	(533,512)	(495,502)	(14,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit - investment in Cellynx	(170,000)	(170,000)	-
Abandonment of other assets	0		893
Purchase of furniture and equipment assets	(4,653)	(4,653)
Net cash used in investing activities	(174,653)	(174,653)	893

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement Cellynx	(250,152)	(250,152)	-
Payment of amount due to Cellynx - intangible property acquisition	(242,865)	(242,865)	-
Proceeds from issuance of convertible notes	113,639	113,639	-
Payments of Dollardex notes	(324,576)	(324,576)	-
Proceeds from issue of common stock	1,389,848	1,360,440	4,563
Proceeds from issue of common stock by 5BARz AG	76,625	76,625	-
Proceeds used in repayment of loans from shareholder	(8,602)	(8,602)	-
Subscription receivable	3,458	(5,144)	7,422
Net cash provided by financing activities	757,375	719,365	11,985

NET INCREASE IN CASH	49,209	49,209	(1,274)

CASH, BEGINNING OF PERIOD	0	0	1,274

CASH, END OF PERIOD	$49,209	$49,209	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$43,397	$41,982	$285
Cash paid for income taxes	-	-	-
Acquisition of intangible assets for debt	370,000	(1,500,000)	1,870,000
Acquisition of intangible assets for shares	1,813,650	1,800,000	13,650
Common shares issued on settlement of convertible note	71,139	71,139	-

The accompanying notes are an integral part of these financial statements

5BARZ INTERNATIONAL, INC.
(A Development Stage Enterprise)
Consolidated statements of Stockholders' Equity
For the period from inception November 18, 2008 to December 31, 2011

	Common Stock		Excess of	Subscription	Development	Non controlling
	Shares	Amount	Par Value	Receivable	Stage	Interest		Total

Inception, November 17, 2008

Founder Shares Issued	7,100,000	$7,100	$-	$-	$-	$		$7,100

Shares Issued	1,776,100	1,776	15,969					17,745

Stock subscription receivable				(425)				(425)

Development stage net loss					(4,888)			(4,888)

Balances, December 31, 2008	8,876,100	8,876	$15,969	$(425)	$(4,888)	$		$19,532

Subscription receivable				425				425

Development stage net loss					(19,220)			(19,220)

Balances, December 31, 2009	8,876,100	$8,876	$15,969	$-	$(24,108)	$		$737

Initiated 18:1 stock split, Nov, 2010	150,893,700	150,894	(150,894)					-

Shares cancelled, December 2010	(87,800,000)	(87,800)	87,800					-

Shares issued	15,600,000	15,600	(1,950)					13,650

Development stage net loss					(29,122)			(29,122)

Balances, December 31, 2010	87,569,800	$87,570	$(49,075)	$-	$(53,230)	$		$(14,735)

Shares issued for cash	2,182,290	2,182	1,358,258					1,360,440
Shares issued for services	75,000	75	7,425					7,500
Conversion of convertible note	355,695	356	70,783					71,139
Proceeds on share sales - 5BARz AG			75,840					75,840
Development stage net loss					(781,147)			(781,147)
Minority interest							527	527

Balances, December 31, 2011	90,182,785	$90,183	$1,463,231	$0	$(834,377)		$527	$719,564

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

23.1 Consent of Experts

31.1 Certification of Chief Executive Officer and Chief Financial Officer.

32.1 Section 906 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

5BARz International Inc.

Dated: October 23, 2012	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer

Dated: October 23, 2012	By: /s/ Daniel Bland
Daniel Bland
Chief Financial Officer