Form 10-Q/A
period 2012-06-30
5Barz International, Inc.
filed 2012-11-14
CIK 1454124

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

1218 Third Ave., Suite 505

Seattle, Washington, 98101

 (Address of principal executive offices)

877-723-7255

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

 EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2012, originally filed on August 20, 2012 (the “Original Filing”) by 5BARz International Inc., and is being filed to amend the statement of cash flows, to remove from the body of the statement of cash flows non-cash investing and financing activities. These amounts have been provided at the foot of the statement of cash flows as “Supplementary Information”. In addition, the “Controls and Procedures” wording in PART 1, Item 4 has been amended to comply with the requirements of Item 307 and 308(b) of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

For purposes of convenience, the entire Form 10Q/A has been re-filed as amended.

Part I – FINANCIAL INFORMATION

5BARz INTERNATIONAL INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS	June 30,	Dec. 31,
	2012	2011
CURRENT ASSETS:	(unaudited)
Cash	$56,445	$49,209
Prepaid expenses and deposits	18,864	19,159
TOTAL CURRENT ASSETS	75,308	68,368

FIXED ASSETS:
Equipment, net	5,540	4,185
OTHER ASSETS:
Due from Cellynx - Line of credit	-	250,152
Deposit on investment in Cellynx	-	170,000
Intangible assets	2,230,266	1,883,650
Goodwill	1,364,038	-
Total other assets	3,594,304	2,303,802
TOTAL ASSETS	$3,675,153	$2,376,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,053,428	$236,446
Due to Cellynx	-	1,196,701
Due to escrow agent	53,033	53,033
Warrant liability	8,562	-
Related party loans	53,057	120,437
Accrued derivative liabilities	617,432	-
Notes payable (net of discount)	523,072	55,318
Total current liabilities	3,308,584	1,661,935
Long term liabilities:
Subscriptions received	50,000	-

TOTAL LIABILITIES	3,358,584	1,661,935

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 107,156,018 and 90,182,785 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	107,156	90,183
Capital in excess of par value	4,427,293	1,458,086
Deficit accumulated during the development stage	(2,418,924)	(834,377)
Treasury stock	(1,800,000)	-
Minority interest	1,044	528
Total stockholders' deficit	316,568	714,420
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,675,153	$2,376,355

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF LOSS AND DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO JUNE 30, 2012

	Cumulative,
	November 14, 2008	3 Months Ended		6 Months Ended
	to June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income Statement		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	-	-	-	-	-
Cost of Sales	-	-	-	-	-

Selling general and administrative expenses:
Amortization and depreciation	$2,911	$1,668	$134	$1,858	$180
Bank charges and interest	181,321	123,302	5,833	137,924	10,890
Sales and marketing expenses	316,505	30,076	76,272	86,764	124,138
General and administrative expenses	1,755,940	739,493	194,333	1,174,950	300,617
Total operating expenses	2,256,676	894,538	276,572	1,401,495	435,825

(Loss) from operations	(2,256,676)	(894,538)	(276,572)	(1,401,495)	(435,825)

Other income (expense):
Interest Income	19,006	2,232	2,377	2,340	3,119
Change in fair value of accrued beneficial conversion liability	71,974	(304,595)	-	71,974	-
Debt discount on derivative liability	(17,665)	(32,915)	-	(17,665)	-
Changed in warrant liability	(2,402)	(2,402)	-	(2,402)	-
Loss on disposition of assets	(781)	-	-	-	-
Foreign currency gain (loss)	4,967	3,751	-	319	-
Minority interest share of net loss	816	-	-	545	-
(Loss)from other expenses	75,916	(333,928)	2,377	55,112	3,119
Net (loss)	(2,180,761)	(1,228,467)	(274,194)	(1,346,384)	(432,706)

Basic earnings (loss) per common share		(0.0134)	(0.0031)	(0.0128)	(0.0049)
Weighted average number of shares outstanding		91,812,982	88,772,382	104,975,294	88,386,568

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO June 30, 2012

	Cumulative,	6 Months Ended
	November 14, 2008	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:	to June 30, 2012	(unaudited)	(unaudited)
Net loss	(2,180,761)	$(1,346,384)	$(432,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,327	1,858	180
Common shares issued for services	410,490	402,990	-
Minority interest share of net loss	(802)	(545)	-
Changes in operating assets and liabilities:
Change in amount due to related party	(67,380)	(67,380)	(110,050)
Change in accounts payable and accrued liabilities	597,492	357,588	125,930
Change in warrant liability - Cellynx	5,120	5,120	-
Change in prepaid expenses and deposits	(18,864)	295	-
Change in fair value of beneficial conversion liability	92,948	92,948	-
Debt discount on convertible notes	58,989	58,989	-
Due to escrow agent	53,033	-	-
Unpaid interest income	(1,212)	(1,212)	(3,119)
Unpaid interest expense	100,819	77,986	6,958
Net cash from (used in) operating activities	(947,800)	(417,746)	(412,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on investment in Cellynx	(170,000)	-	(170,000)
Increase in furniture and equipment assets	(4,653)	-	(4,513)
Net cash used in investing activities	(174,653)	-	(174,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement Cellynx	(333,308)	(83,156)	(233,500)
Notes payable Asset Acquisition	-	-	(318,433)
Payment of amount due to Cellynx - intellectual property acquisition	(242,865)	-	-
Proceeds from issuance of notes payable	346,139	232,500	-
Notes payable - Dollardex Assignment agreement	(324,576)	-	-
Proceeds from subscriptions received	50,000	50,000	-
Proceeds used to settle notes payable	(65,362)	(65,362)	-
Common stock issued for cash	1,680,848	291,000	1,203,500
Proceeds from issue of common stock to minority interest - 5BARz AG	76,625	-	-
Loans from shareholder	(8,602)	-	-
Net cash provided by financing activities	1,178,899	424,982	651,567

NET INCREASE IN CASH	56,445	7,236	64,248

CASH, BEGINNING OF PERIOD	-	49,209	-

CASH, END OF PERIOD	$56,445	$56,445	$64,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$58,931	$15,534	$1,018
Common stock issued for settlement of debts	(55,247)	(55,247)	-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of interest in Cellynx Group, Inc.
Common stock issued on acquisition of Cellynx Group, Inc.	250,000	250,000	-
Settlement of prepaid deposit upon acquisition of Cellynx Group, Inc.	170,000	170,000	-
Fair market value of notes converted upon acquisition of Cellynx	455,000	455,000	-
Fair market value of net assets acquired (Note 11)	$875,000	875,000	-

Investment in Cellynx Intellectual property for shares (Note 6)	$1,800,000	1,800,000

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

5BARz International Inc.
(Registrant)

Date: November 13, 2012	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer