Form 10-Q
period 2012-09-30
5Barz International, Inc.
filed 2012-11-19
CIK 1454124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 110,027,456 issued and outstanding as of November 15, 2012.

Part I – FINANCIAL INFORMATION

5BARz INTERNATIONAL INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
CURRENT ASSETS:
Cash	$50,594	$49,209
Prepaid expenses and deposits	21,621	19,159
TOTAL CURRENT ASSETS	72,215	68,368

FIXED ASSETS:
Equipment, net	4,973	4,185
OTHER ASSETS:
Due from Cellynx - Line of credit	-	250,152
Deposit on investment in Cellynx	-	170,000
Intangible assets	2,232,387	1,883,650
Goodwill	1,364,038	-
Total other assets	3,596,425	2,303,802
TOTAL ASSETS	$3,673,613	$2,376,355

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,244,465	$236,446
Due to Cellynx	-	1,196,701
Due to escrow agent	52,321	53,033
Warrant liability	8,562	-
Related party loans	22,825	120,437
Accrued derivative liabilities	491,874	-
Convertible debentures	12,000	-
Notes payable (net of discount)	621,990	55,318
Total current liabilities	3,454,037	1,661,935
Long term liabilities:

TOTAL LIABILITIES	3,454,037	1,661,935

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 109,627,456 and 90,182,785 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	109,627	90,183
Capital in excess of par value	4,651,812	1,458,086
Deficit accumulated during the development stage	(2,742,718)	(834,377)
Treasury stock	(1,800,000)	-
Minority interest	855	528
Total stockholders' deficit	219,576	714,420
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,673,613	$2,376,355

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF LOSS AND DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO September 30, 2012

	Cumulative,
	November 14, 2008	3 Months Ended		9 Months Ended
	to September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income Statement		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales	-	-	-	-	-
Cost of Sales	-	-	-	-	-

Selling general and administrative expenses:
Amortization and depreciation	$3,742	$831	$236	$2,689	$416
Bank charges and interest	184,277	2,957	3,899	140,880	14,776
Sales and marketing expenses	324,376	7,871	39,284	94,635	162,982
General and administrative expenses	2,088,344	332,404	102,208	1,507,354	402,824
Total operating expenses	2,600,739	344,062	145,627	1,745,558	580,998

(Loss) from operations	(2,600,739)	(344,062)	(145,627)	(1,745,558)	(580,998)

Other income (expense):
Interest Income	17,878	(1,128)	4,419	1,212	7,538
Change in fair value of accrued beneficial conversion liability	(75,556)	(147,530)	-	(75,556)	-
Debt discount on derivative liability	(92,288)	(74,623)	-	(92,288)	-
Changed in warrant liability	(2,402)	-	-	(2,402)	-
Loss on disposition of assets	(781)	-	-	-	-
Foreign currency gain (loss)	2,913	(2,054)	5,052	(1,735)	5,051
Minority interest share of net loss	955	139	-	684	-
(Loss) from other expenses	(149,280)	(225,195)	9,471	(170,084)	12,589
Net (loss)	(2,750,019)	(569,258)	(136,156)	(1,915,642)	(568,409)

Basic earnings (loss) per common share		(0.0052)	(0.0015)	(0.0188)	(0.0064)
Weighted average number of shares outstanding		108,607,401	88,878,906	102,081,180	88,556,147

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
STATEMENT OF FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO September 30, 2012

	Cumulative,	9 Months Ended
	November 14, 2008	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:	to September 30, 2012	(unaudited)	(unaudited)

Net loss	$(2,750,019)	$(1,915,642)	$(568,409)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,158	2,689	416
Common shares issued for services	460,490	452,990	-
Minority interest share of net loss	(4,135)	(3,878)	-
Changes in operating assets and liabilities:
Change in amount due to related party	(97,612)	(97,612)	(8,602)
Change in accounts payable and accrued liabilities	606,422	369,976	145,497
Change in warrant liability - Cellynx	5,120	5,120	-
Change in prepaid expenses and deposits	(16,697)	2,462	-
Change in fair value of beneficial conversion liability	491,874	491,874	-
Debt discount on convertible notes	18,868	18,868	-
Due to escrow agent	53,033	-	-
Unpaid interest income	(1,212)	(1,212)	(7,538)
Unpaid interest expense	162,056	139,223	8,147
Net cash from (used in) operating activities	(1,068,654)	(535,142)	(430,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on investment in Cellynx	(170,000)	-	(170,000)
Increase in furniture and equipment assets	(4,653)	-	(5,572)
Net cash used in investing activities	(174,653)	-	(175,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement Cellynx	(376,240)	(126,088)	(233,500)
Notes payable Asset Acquisition	-	-	(292,688)
Payment of amount due to Cellynx - intellectual property acquisition	(242,865)	-	(238,915)
Proceeds from issuance of notes payable	392,139	278,500	110,013
Proceeds from issuance of convertible debentures	12,000	12,000
Notes payable - Dollardex Assignment agreement	(324,576)	-	-
Proceeds used to settle notes payable	(65,362)	(65,362)	-
Common stock issued for cash	1,751,306	358,000	1,262,500
Proceeds from issue of common stock to minority interest - 5BARz AG	156,101	79,476	-
Loans from shareholder	(8,602)	-	-
Net cash provided by financing activities	1,293,901	536,526	607,410

NET INCREASE IN CASH	50,594	1,384	1,349

CASH, BEGINNING OF PERIOD	-	49,209	-

CASH, END OF PERIOD	$50,594	$50,594	$1,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$60,197	$16,800	$14,776
Common stock issued for settlement of debts	(55,247)	(55,247)	-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of interest in Cellynx Group, Inc.
Common stock issued upon acquisition of Cellynx Group, Inc.	250,000	250,000	-
Settlement of prepaid deposit upon acquisition of Cellynx Group, Inc.	170,000	170,000	-
Fair market value of notes converted upon acquisition of Cellynx	455,000	455,000	-
Fair market value of net assets acquired (Note 11)	875,000	875,000	-

Investment in Cellynx Intellectual property for shares	1,800,000	1,800,000

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.6% held subsidiary at September 30, 2012. That entity has been licensed the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

On March 29, 2012, the Company acquired a 60% interest in the common stock of Cellynx Group, Inc., a Company which holds a 100% interest in Cellynx Inc. In conjunction with the asset purchase agreement completed on March 29, 2012, 5BARz International Inc. issued 9,000,000 shares representing an 8.7% reciprocal holding by Cellynx Group Inc. in 5Barz International Inc.

These financial statements reflect the financial position for the Company and its subsidiary Companies 5BARz AG, Cellynx Group Inc. and its wholly owned subsidiary Cellynx Inc. as at September 30, 2012. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

 5BARz INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

During the nine months ended September 30, 2012, the Company was engaged in a business and had suffered losses from development stage activities to date. In addition, the Company has minimal operating funds. Although management is currently developing its sales and marketing program for the sales of 5BARz™ product, the Company has made no revenue to date.  The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Development stage

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of 5Barz International Inc., and its 94.6% owned subsidiary, 5Barz AG., and it’s 60% owned subsidiary Cellynx Group, Inc. and that Company’s 100% owned subsidiary Cellynx, Inc. All intercompany accounts and transactions have been eliminated upon consolidation.

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

5BARz INTERNATIONAL SUBSIDIARIES INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Concentration of credit risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of September 30, 2012 and 2011, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

Impairment or disposal of long-lived assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’

carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of September 30, 2012 and 2011, there was no significant impairment of its long-lived assets.

5BARz INTERNATIONAL AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

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

September 30, 2012 and 2011

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2012 and 2011.

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share” , which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Recent accounting pronouncements

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

Note 3 – Furniture & equipment

Equipment consisted of the following as at September 30, 2012 and 2011:

	September 30, 2012	December 31, 2011
Furniture and equipment	$9,879	$-
Computer equipment	4,653	4,653
	14,532	4,653
Accumulated depreciation	9,559	468
Furniture & equipment net	$4,973	$4,185

During the nine months ended September 30, 2012 the Company incurred depreciation expense of $1,451, (2011 - $416).

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

	September 30, 2012	December 31, 2011
Patents	$2,001,493	$1,685,867
Trademarks	234,277	197,783
License rights	4,214	-
	$2,239,984	$1,883,650
Accumulated amortization	7,597	-
Intangibles, net	$2,232.387	$1,883,650

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

September 30, 2012 and 2011

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

During the period from April 1, 2012 to June 30, 2012 the Company issued 2,936,667 shares of common stock at prices ranging from $0.08 to $0.15 per share. Proceeds received for the private placements are comprised of cash of $39,500 and the settlement of debts for services in the amount of $267,932. In addition, 5BARz AG sold 2,000 shares of common stock for CHF 6,000 ($6,300USD).

During the period from July 1, 2012 to September 30, 2012 the Company issued 2,571,388 shares of common stock at prices ranging from $0.03 to $0.20 per share. Proceeds received on the private placements are comprised of cash in the amount of $122,000, shares issued for services for $50,000 and shares issued on the conversion of notes equal to $12,000.

During the period July 1, 2012 to September 30, 2012, 5BARz AG sold 12,000 shares of common stock for CHF 36,000 ($37,800USD).

 On August 14, 2012 and September 4, 2012 the Company entered into two convertible debenture agreements for $12,000. The Convertible debentures yields interest at a rate of 10% per annum and are convertible 90 days from the date of inception of the agreement at a rate which is a 25% discount to market. The conversion rate is capped at a price of $0.15 per share. The convertible debenture matures six months from the date of inception.

Note 6 - Asset acquisition agreement:

On December 31, 2010, 5BARz International Inc. acquired three agreements as follows;

(i)	An “Amended and Restated Master Global Marketing and Distribution Agreement.”
(ii)	An “Asset Purchase Agreement”
(iii)	A “Revolving line of credit agreement and security agreement”.

 5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

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

ii. The Company agreed to make available to Cellynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars of which $668,844 has been advanced as of September 30, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of Cellynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the Cellynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded Cellynx, and is being matched by 5BARz. At September 30, 2012, the Company had converted $139,200 of the amount due under the revolving line of credit facility for 854,745,971 shares of the capital stock of Cellynx Group, Inc. Cellynx is a consolidated subsidiary of 5Barz International Inc., since March 29, 2012. 5Barz currently holds a 58.6% equity interest in Cellynx Group, Inc.

iii. Pursuant to the Master Global Marketing and Distribution agreement between 5Barz International Inc and Cellyx Group, Inc., the registrant was obligated to pay to Cellynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz technology, in a ratio equal to the Cellynx proportionate interest in that technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the recent acquisition of a 60% interest in Cellynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

  5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

On February 27, 2012, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. On September 10, 2012, the Company redeemed $12,000 payable on that note, by the issuance of 401,338 common shares at a price of $0.0299 per share. On September 28, 2012, the company provided written confirmation of acceptance of an offer to settle the balance of the note and accrued interest by payment of $35,000. That amount is due immediately. If the Company does not pay that amount, the Company could become involved in a litigation related to the situation.

On May 3, 2012, 5BARz International Inc., (“the Company”), completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $42,500. The proceeds were received by the Company on May 24, 2012. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On September 18, 2012, The Company completed a transaction pursuant to a Promissory Note agreement (the Note), through which the Company borrowed $13,500. The Note bears interest at a rate of 8%, and is due on March 17, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

  5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Securities Purchase Agreements

Convertible Debenture Agreement & Equity Investment Agreement

In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm. As contemplated, the convertible debenture agreement provided that the investor could invest up to $500,000 and convert the principal and unpaid interest into a certain number of shares, 180 days from the date of the agreement. The equity investment agreement provided to Holder the right, from time to time during the term of the Agreement, to invest in the Company through the purchase of up to $5,000,000 of the Company's Common Stock. Each purchase under this Agreement was to be made at 150% of the “Volume Weighted Average Price” (VWAP) on the day prior to the day the investment is made (the “Purchase Price"). Beginning on the date that is one hundred eighty (180) days following the Issue Date, Holder shall have the right to purchase Common Stock under this Agreement. Provided the VWAP is above $0.06, Holder shall purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date.

As at September 30, 2012, the Company had received $150,000 in funding from the private investment firm. In addition the Company had taken back a $400,000 note receivable from the investment firm under the terms of the convertible debenture agreement.

On August 2, 2012 and August 13, 2012, the Company received conversion notices that materially conflict with the parties’ negotiations and the terms of the agreement. Based on those and related communications, the Company has concluded that there has been no meeting of the minds between the Company and the private investment firm on key provisions of the putative agreements. The Company has offered to repay the amounts invested along with accrued interest and additional share compensation, but arrived at no settlement.

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5Barz International, Inc., 3:12-CV-5333 (N.D. Cal.). The Company intends to vigorously defend itself against the plaintiff’s claims. On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff.

Based on its analysis of the facts known at this time, the Company has recorded no contingent liability with respect to the disagreement. The Company has recorded the $150,000 as a current liability along with interest calculated at a rate of 8% per annum. The Company will seasonably update this disclosure to reflect any material developments relating to this situation.

Convertible Debentures

On August 14, 2012 and September 4, 2012 the Company entered into two convertible debenture agreements for proceeds of $12,000. The Convertible debentures yields interest at a rate of 10% per annum and are convertible 90 days from the date of inception of the agreement at a rate which is a 25% discount to market. The conversion rate is capped at a price of $0.15 per share. The convertible debenture matures six months from the date of inception.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Cellynx Group, Inc. – Convertible Promissory Notes

The Company’s subsidiary, Cellynx Group, Inc. has two convertible promissory notes outstanding at September 30, 2012 as follows;

Issue Date	Principal Amount	Date of Maturity	Accrued Interest	Beneficial Conversion Factor	Principle due September 30, 2012
May 24, 2012	$37,500 (1)	February 18, 2013	$1,060	37,048	37,500
September 18, 2012	$12,500 (2)	June 15, 2013	$49	12,057	12,500

The notes incur interest at a rate of 8% per annum.

(1& 2)

The terms of these note are such that subsequent to the prepayment date six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the variable conversion factor. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock. The shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

The Company has the right to pre-pay the debt up to six months from the date of issue. During the first 120 days following the issue date of the Note may be settled by paying 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

The Company determined that the notes contain a beneficial conversion feature because the conversion rate is less than the share price. In addition, the Company records a debt discount related to the interest rate in the note differential from fair market value interest for the Company, which is amortized over the term of the loan.

On July 9, 2012 the Company paid out a convertible debenture owed by its subsidiary Company, Cellynx Group, Inc. on the six month anniversary of the note for proceeds of $30,582. The payment represents payment in full of principle, interest at a rate of 8% per annum and a pre-payment penalty of $14,400.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Cellynx Group Inc. - Options and Warrants

At September 30, 2012 Cellynx Group Inc. has the following Options and Warrants outstanding;

The number and weighted average exercise prices of all options exercisable as of September 30, 2012, are as follows:

Options Exercisable
Range of Exercise Price	Number Outstanding as of September 30, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.0006	12,500,000	0.0006	4.72
$0.001	2,500,000	0.001	2.44
$0.10 - 0.25	21,554,757	0.17	0.20
$0.26 - 4.00	2,000,000	2.00	.17
	38,554,757

Warrants

The following table summarizes the warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	42,514,757	$0.12
Granted	—	—
Exercised	—	—
Expired	10,060,000	—
Outstanding at September 30, 2012	32,454,757	$0.27	.88	$0
Exercisable at September 30, 2012	32,454,457	$0.27	.88	$0

  5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

Note 8 – Related party transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the nine months ended September 30, 2012 the Company paid $67,494 of principle and interest on that note. At September 30, 2012 the Company had a remaining balance on that note payable in the amount of Nil (December 31, 2011 - $30,618 ). The note payable accrued interest at a rate of 5% per annum, and during the nine months ended September 30, 2012, interest in the amount of $115 was charged pursuant to the terms of this note.

In addition, at September 30, 2012 the Company had an amount due to that related party comprised of payments made by the related party on behalf of the Company aggregating $22,825 (December 31, 2011 - $79,803). That amount due is non interest bearing and has no specific terms of repayment.

 Note 9 – Investment in 5BARz AG

On October 6, 2011, the Company commenced the organization of a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5Barz AG as additional paid in capital. During the nine months ended September 30, 2012, sales of those securities aggregated 71,000 shares sold for proceeds of $213,000 CHF ($223,650 USD). At September 30, 2012 the Company holds a 94.6% controlling interest in 5BArz AG represented by 9,458,000 shares.

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

September 30, 2012 and 2011

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

i.	Cash consideration paid	$170,000
ii.	1,250,000 common shares of the registrant issued at a market price of $0.20 per share	250,000
iii.	Redemption of convertible debt for 350 million shares of Cellynx Group Inc. common stock	455,000	(a)

	Fair market value of consideration paid	$875,000

(a)	The valuation of the debt instrument with an embedded conversion feature is calculated at the face value of the debt instrument of $73,500 plus the intrinsic value attributable to the conversion of the debt instrument at a 75% discount to market, based upon the lowest 3 closing bid prices of the common stock for a period of 30 days prior to the date of conversions. That intrinsic valuation is calculated to be $ 381,500.

The amounts recognized for each class of the acquire’s assets and liabilities recognized at the acquisition date, March 29, 2012 are as follows;

Description	Net book value of Cellynx Group, Inc. consolidated assets and liabilities	Adjustments (i)	Valuation attributed to assets acquired
Current assets	$3,260		$3,260
Patents, trademarks, and license	44,718		44,718
Investment in 5BARz	1,800,000		1,800,000
Furniture and equipment	2,113		2,113
Accounts payable and accruals	1,735,112		1,735,112
Notes payable (net of discount)	368,411		368,411
Beneficial conversion liability	5,856,633	$(5,621,027)	235,606
LOC payable – 5BARz (net)	514,745	(514,745)	0
Net book value of assets acquired	$(6,624,810)	(6,135,772)	(489,038)
Goodwill			1,364,038
Purchase price			$875,000

(i)	In determining the NBV of assets acquired, the Company wrote off the convertible debt owed to the acquirer and the beneficial conversion liability attributed to that debt.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

The individual results of operation for Cellynx Group Inc. for the quarter ended June 30, 2012 are available at the web site www.sec.gov, as that entity is a reporting public company, trading on the OTCBB in the US under trading symbol “CYNX”.

Subsequent to the date of acquisition, 5Barz International Inc. converted two amounts of debt due from Cellynx Group Inc.. On April 13, 2012 the company converted $7,700 of debt in exchange for 51,333,333 shares of Cellynx and on May 15, 2012 5Barz converted $58,500 dollars of debt due from Cellynx for 390,000,000 shares of Cellynx.

Note 12 – Subsequent events

Sales of Common Stock

On October 12, 2012 the Company issued 300,000 shares at a price of $0.05 per share for proceeds of $15,000. The shares have been issued pursuant to a Regulation “S” exemption from registration under the Securities and Exchange Act of 1934.

In October 26, 2012 the Company issued 100,000 shares at a price of $0.05 per share for proceeds of $5,000. The shares have been issued pursuant to a Regulation “S” exemption from registration under the Securities and Exchange Act of 1934.

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

On October 6, 2011, the Company commenced the organization of a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5Barz AG as additional paid in capital. During the nine months ended September 30, 2012, sales of those securities aggregated 71,000 shares sold for proceeds of $213,000 CHF ($223,650 USD). At September 30, 2012 the Company holds a 94.6% controlling interest in 5BArz AG represented by 9,458,000 shares.

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

Results of Operations

Three month period ended September 30, 2012 compared to three month period ended September 30, 2011.

	3 Months ended September 30, 2012	3 Months ended September 30, 2011	Difference
Amortization and depreciation	831	236	595
Bank charges & interest	2,957	3,899	(942)
Sales and marketing expenses	7,871	39,284	(31,413)
General and administrative	332,404	102,208	230,196
Total Operating Expenses	334,062	145,627	188,435
Other income (expenses)	(225,195)	9,471	(234,666)
Net Loss	$(569,258)	(136,156)	(433,102)

The three months ended September 30, 2012 reflects an increase in the net loss of $433,102 compared to the corresponding three month period ended September 30, 2011 due in the most part to the fact that the current year figures reflect the operations of the subsidiary Companies, Cellynx Group, Inc., Cellynx Inc, and 5BARz AG, which were not consolidated subsidiaries in the prior year. The most significant part of that increased loss is “general and administrative” expenses which reflect an increase of $230,196, of which consulting fees represent $187,000. The current period reflects an increase of $234,666 of other expenses, which is, in the most part, the result of certain derivative securities in Cellynx Group, Inc, in which the change in the beneficial conversion, and debt discount during the quarter resulted in an expense of $222,153. This expense measures the carrying costs of the derivative securities with a conversion factors below the fair market value of the underlying stock and the amortization of the debt discount on the securities arising from an interest rate being below the fair market value on the convertible security.

Nine month period ended September 30, 2012 compared to Nine month period ended September 30, 2011.

	9 Months ended September 30, 2012	9 Months ended September 30, 2011	Cumulative from November 14, 2008 (inception) to June 30, 2012
Amortization and depreciation	2,869	416	3,742
Bank charges & interest	140,880	14,776	184,277
Sales and marketing expenses	94,635	162,982	324,376
General and administrative	1,507,354	402,824	2,088,344
Total Operating Expenses	1,745,558	580,998	2,600,739
Other income (expenses)	(170,084)	12,589	(149,280)
Net Loss	$(1,915,642)	(568,409)	$(2,750,019)

The Company has incurred losses from inception, February 17, 2008 to September 30, 2012 in the aggregate amount of $2,750,019. This loss reflects the results of operations for the Company from inception to September 30, 2012, the results of operations for 5BARz AG since incorporation, November 6, 2011 and the results of operations for Cellynx Grup Inc., and Cellynx Inc. from the date of acquisition March 29, 2012.

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

Our net loss for the nine month period ended September 30, 2012 was $1,915,642 compared to a net loss of $568,409 for the corresponding period in the prior year. During the nine month period ended September 30, 2012 the Company has incurred general and administrative expenses of $1,507,354 compared to $580,998, an increase of $926,356. Of that amount, consulting fees of $885,569 has been incurred to accelerate the development of the 5BARz business opportunity and commence financing the business as well as establishing the infrastructure for the sales and marketing of 5BARz products. During the nine months ended September 30, 2012 other expenses of $170,084 have been incurred representing the high cost of derivative debt which had been taken on by the Companies subsidiary Cellyx Group, Inc.

Our net loss during the nine month period ended September 30, 2012 was $1,915,642 or $0.0188 per share compared to a loss from operations of $568,409 or $0.0064 per share during the nine months ended September 30, 2011. The weighted average number of shares outstanding was 102,081,179 for the nine month period ended September 30, 2012 compared to 88,556,147 shares for nine month period ended September 30, 2011.

Liquidity and Capital Resources

As at September 30, 2012

As at September 30, 2012, our current assets were $72,215 and our current liabilities were $3,454,037, which resulted in a working capital deficit of $3,381,822. As at September 30, 2012, current liabilities were comprised in the most part of liabilities that were incurred by Cellynx in the aggregate amount of $2,348,328, of which $1,444,157 are liabilities incurred in the early stages of development of Cellynx. Several of these Cellynx liabilities date back many years, and the Company is intent upon a detailed review of those items and dealing with them in conjunction with financings that are in process. The parent Company 5Barz International Inc. has a working capital deficit of some $512,107. In addition the total liability amount includes a “beneficial conversion factor” reflecting the “mark to market” liability associated with derivative securities of $491,874, an amount that does not require the use of cash resources of the Company to settle.

As at September 30, 2012, the Company’s total assets were $3,673,613 comprised of intellectual property in the amount of $2,232,387 and goodwill arising on the acquisition of Cellynx Group, Inc in the amount of $1,364,038.The intellectual property represents the patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has made deposits and prepaid expenses of $19,122 in Switzerland related to their office and operations in 5BARz AG.

As at September 30, 2012, our total liabilities were $3,454,037 comprised of current liabilities as described above. The increase in liabilities as at September 30, 2012 from year ended December 31, 2011of $1,780,100 was again due in the most part to the acquisition of Cellynx Group, Inc on March 29, 2012 and the increasing liabilities arising as a result of the Company’s challenges in raising capital.

Stockholders’ equity decreased from a deficit at December 31, 2011 of $714,420 to a deficit balance of $219,576 at September 30, 2012. This decrease is attributable in the most part to equity sales of common stock during the period. It should be noted that the stockholders deficit reflect a treasury stock balance of $1,800,000 which represents the shares issued by 5BARz International Inc. to Cellynx Group Inc for a 60% interest in the 5Barz intellectual property.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2012, net cash flows used in operating activities was $535,141 consisting primarily cash used for general and administrative expenses. For the nine months ended September 30, 2011, net cash flows used in operating activities was $412,806 again comprised in the most part of general and administrative expenses..

Cash Flows from Investing Activities

For the nine month period ended September 30, 2012, net cash flows used in investing activities was nil, as the Company’s investments during the period were paid with share capital, settlement of prepaids and conversion of notes, as provided in the supplementary information provided in the statement of cash flows. The original acquisition of IP from Cellynx for debt was replaced with the investment being completed through the issuance of shares. For the nine months ended September 30, 2011, net cash flows used in investing activities was $174,513 comprised in the most part of a $170,000 deposit on investment in Cellynx.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and notes payable. For the nine month period ended September 30, 2012, net cash flows provided from financing activities was $536,526 comprised of proceeds from the sale of common stock in the amount of $449,476, proceeds from the issuance of notes payable of $278,500. For the nine months ended September 30, 2011 cash flows from financing activities consisted of $651,567 comprised of proceeds of $1,203,500 on the sale of common stock, net of payments of $551,933 paid to Cellynx.

We expect that working capital requirements will continue to be funded through further issuances of securities, debt and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has recently engaged the services of an investment banking group and is working with private investors to secure the financing necessary to commercialize the 5BARz business opportunity. Existing working capital, further sales of equity securities and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation other than those articulated below. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company, other than those articulated below.

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

On August 27, 2012, a similar action was brought against Cellynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699.20, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties.

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

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and does 1 through 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5Barz International, Inc., 3:12-CV-5333 (N.D. Cal.). The Company intends to vigorously defend itself against the plaintiff’s claims. On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff.

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

During the period from April 1, 2012 to June 30, 2012 the Company issued 2,936,667 shares of common stock at prices ranging from $0.08 to $0.15 per share. Proceeds received for the private placements are comprised of cash of $39,500 and the settlement of debts for services in the amount of $267,932. In addition, 5BARz AG sold 2,000 shares of common stock for CHF 6,000 ($6,300USD).

During the period from July 1, 2012 to September 30, 2012 the Company issued 2,571,388 shares of common stock at prices ranging from $0.03 to $0.20 per share. Proceeds received on the private placements are comprised of cash in the amount of $122,000, shares issued for services for $50,000 and shares issued on the conversion of notes equal to $12,000.

During the period July 1, 2012 to September 30, 2012, 5BARz AG sold 12,000 shares of common stock for CHF 36,000 ($37,800USD).

 On August 14, 2012 and September 4, 2012 the Company entered into two convertible debenture agreements for $12,000. The Convertible debentures yields interest at a rate of 10% per annum and are convertible 90 days from the date of inception of the agreement at a rate which is a 25% discount to market. The conversion rate is capped at a price of $0.15 per share. The convertible debenture matures six months from the date of inception.

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

5BARz International Inc.
(Registrant)

Date: November 19, 2012	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer