Form 10-K
period 2012-12-31
5Barz International, Inc.
filed 2013-05-14
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

At June 30, 2012, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $11,787,173 based on the closing price of $0.11 as reported on the Over-the-Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of March 20, 2013 was 124,753,887

DOCUMENTS INCORPORATED BY REFERENCE: None

5BARz International Inc.

Form 10-K

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

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2012. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

Item 1. Business

5BARz International Inc. (“5BARz” or the “Company”) is in the business of the development, sales and marketing of a line of cellular network infrastructure devices for use in the small office, home and mobile market places.  This next generation cellular network extender, branded as 5BARz™ incorporates a patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signals for voice, data and video reception on cell phones, and other cellular devices.

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

Company History

5BARz was incorporated on November 14, 2008 and is a Nevada Corporation. On December 30, 2010 the Company acquired the “Master Global Marketing and Distribution Agreement” for the marketing and distribution of 5BARz products throughout the world  for $370,000. In addition to the acquisition of the marketing and distribution rights, the Company entered into an agreement for the acquisition of a 60% interest in the underlying intellectual property comprising the 5BARz products, and holds a security interest over the balance of those assets. The amount that was paid for this interest was $1.8 million which was paid with common shares of 5BARz.

 On March 27, 2012, 5BARz acquired a 60% controlling interest through the acquisition of common shares of CelLynx Group Inc. CelLynx Group, Inc originally developed the 5BARz technology. This represents a significant step forward in bringing the originators of the technology together and under common control with the Company, to facilitate a more synergistic and clearly defined development platform for the globalization of the 5BARz technology.

On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At December 31, 2012 the Company held a 94.6% equity interest in that entity. 5Barz AG has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

Prior to December 30, 2010 the Registrant was a designated shell Company pursuant to Section 12B-2 of the Exchange Act of 1934, and operated under the name Bio-Stuff Inc. The business of Bio-Stuff was comprised of the development of bio-degradable products. That business was abandoned by the Company in 2010 when the 5BARz business opportunity was acquired.

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

July 2011 – The Company received initial purchase order for the balance of limited production in the 5BARz Road Warrior units comprised of 16,000 units or $3.2 million dollar purchase order. As of December 31, 2012, no units have been shipped in connection with this order.  The Company anticipates starting shipping first units during the quarter ending June 30, 2013.

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

Mr. Marcelo Caputo – CEO Telefonica USA

Mr. Finis Connor – Founder of Seagate Technology and Connor Peripherals

Mr. George Lauro – Co-founder of Alteon Capital Partners with Dr. Amelio

March 2012 – 5BARz International Inc. completed the acquisition of a 60% interest in CelLynx Group, Inc. through the acquisition of common shares (the originator of the 5BARz technology), developing a subsidiary for the global deployment of the 5BARz business opportunity.

August 2012 – Internal Engineering develop functional prototype units of the revised cradle-less 5BARz cellular network extender with several new and improved features over the Road Warrior unit.

December 2012 – 5BARz engages Maxim Group to provide investment banking and financial advisory services to the Company, to work with the Company to meet the financial requirements of its business plans.

The Market Opportunity

The market opportunity for the 5BARz technology represents more than 4.8 billion cell phone subscribers worldwide and is growing as a result of the following factors;

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

Consumer demand for quality in the cell phone user experience is becoming an increasingly important factor. The 5BARz technology meets this need. 5BARz is currently developing relationships with Cellular network operators internationally to integrate the 5BARz product into cellular networks globally.

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

Intellectual property

5BARz technology is based on achieving unique isolation between antennas, without oscillation, greatly improving signal gain for home and office coverage.

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331	8005513
Dual Cancellation Loop Wireless Repeater	12/106468
Wireless Repeater Management Systems	12/328076
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615
5BARz Trademark	78/866260
Multi-Band Wireless Repeater	12/235313 + Foreign filings	8027636

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improves wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

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

MARKETING STRATEGY – 2013

The Company has embarked upon a multi channel marketing strategy with significant emphasis in Latin America as a direct result of the very favorable factors and the stage of development of the cellular markets in South and Central America and Mexico, more fully addressed herein.

During 2011 and 2012, that Company has had several NDA’s signed by major wireless operators in that region and they are currently in the process of analyzing the 5BARz products in their labs. It is the objective of management that the 5barz products and technology be integrated into the network infrastructure of selected cellular network operators in the region. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets. However the mobile devices, which will not be carrier specific will be marketed through more conventional distribution channels, such as the recent purchase order announced in 2011 with a customer in Mexico for 16,000 units, $3.2 million USD. In addition, the mobile units will be integrated into the marketplace through integration of the products with Original Equipment Manufacturer’s (OEM’s) with automobile manufacturers, computer manufacturers, mobile home manufacturers etc.

The Company has been expanding its employee/consultant base in Latin America and USA due to significant product interest. Further the Company has set a structure for the development of the German speaking market place in Europe, through a subsidiary operation 5BARz AG in Zurich Switzerland.

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

In fact internet usage is expanding since 2010, with broadband internet subscriptions generally growing by higher rates than mobile subscriptions

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

On November 10, 2011, 5BARz International Inc. commenced the organization under the laws of Switzerland, in the Canton of Zurich, a wholly owned subsidiary called 5BAR AG. In so doing the registrant acquired 5,100,000 shares, of the issued and outstanding stock of the newly incorporated Company. Aggregate proceeds paid for the shares were CHF 51,000 representing the fully paid price of CHF 0.01 per share. 5BARz AG simultaneously had approved and issued to an escrow agent 4,900,000 fully paid shares, at a price of CHF 0.01 per share for aggregate proceeds of CHF 49,000. Those shares are being held for resale, and are more fully described herein. The net proceeds received on re-sale will be paid into 5BARz AG as additional paid in capital.

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

Global Marketing and Distribution Agreement

On October 19, 2011, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz brand for markets in Switzerland, Austria and Germany. The agreement is a perpetual arrangement and will commence upon completion of the corporate formation and funding.

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

Ability to continue as a going concern

The Company has incurred net losses of $2,861,770 for the period from inception November 14, 2008, to December 31, 2012. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

We may be subject to significant foreign currency exchange controls in certain countries in which we operate

Certain foreign economies have experienced shortages in foreign currency reserves and their respective governments have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. This may increase our costs and limit our ability to convert local currency into U.S. dollars and transfer funds out of certain countries. Any shortages or restrictions may impede our ability to convert these currencies into U.S. dollars and to transfer funds, including for the payment of dividends or interest or principal on our outstanding debt. In the event that any of our subsidiaries are unable to transfer funds to us due to currency restrictions, we are responsible for any resulting shortfall.

Our foreign operations subject us to risks that could negatively affect our business

Our business can be exposed to risks inherent in foreign operations.  These risks, which can vary substantially by market, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including wage and commodity inflation, consumer spending and unemployment levels), the regulatory environment, tax rates and laws and consumer preferences as well as changes in the laws and policies that govern foreign investment in other countries.

In addition, the value of our foreign assets is affected by fluctuations in foreign currency exchange rates, which may adversely affect reported earnings.  There can be no assurance as to the future effect of any such changes on our results of operations, financial condition or cash flows.

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

We may conduct further offerings in the future in which case investors' shareholdings may be diluted

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

Regulation of Penny Stocks

The Company's securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker- dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

Our common stock is not listed on a national exchange and as a public market develops in the future, it may be limited and highly volatile, which may generally affect any future price of our common stock

Our common stock currently is listed only in the over-the-counter market on the OTCBB, which is a reporting service and not a securities exchange.  We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets for our common stock, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock.  The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

Any future prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

•	the depth and liquidity of the markets for our common stock;

•	investor perception of 5BARz International Inc. and the industry in which we participate;

•	general economic and market conditions;

•	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

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

Impracticability of Exhaustive Investigation

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

Other Regulation

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

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties, other than those listed below . As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

On November 8, 2011 CelLynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at December 31, 2012 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at December 31, 2012 and are subject to adjustments based on the outcome of negotiation.

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 and have been recorded on Company’s books as of December 31, 2012. It is the Company’s intention to pay these amounts when proceeds are available.

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and Does 1-10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement. As of December 31, 2012, the Company has recorded $300,000 plus the value of the shares issued on its books.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principle amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc., Daniel Bland and James Vandeberg 13-003472(County of Nassau) The claims allege that damages in the amount of the greater of; (I) 200% x $81,000, the remaining outstanding principle amount of the Note, together with accrued and unpaid interest in the unpaid principle amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. The Company intends to file an appearance and defend against the law suit.

The Company’s subsidiary CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock trades on the OTC Bulletin Board system under the symbol “BARZ”. The stock commenced trading in October 2010.

The High/Low price at which the stock traded during the two year period ended December 31, 2012 are as follows;

Quarter Ended	High	Low
October 1 –December 31, 2012	$0.12	$0.02
July 1 – September 30, 2012	$0.11	$0.03
April 1 – June 30, 2012	$0.20	$0.08
January 1 – March 30, 2012	$0.54	$0.10
October 1 – December 31 2011	$0.25	$0.10
July 1 – September 30 2011	$0.60	$0.15
April 1 – June 30 2011	$1.57	$0.50
January 1 – March 30 2011	$1.53	$1.00

Holders of Record

As of March 20, 2013, the last sale price of our common stock on the OTCBB was $0.09 per share.  As of March 20, 2013, there were approximately 78 stockholders of record holding 124,753,887 shares.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth

Forward Stock Split

On November 15, 2010, the Company approved a forward split of its common stock, par value $0.001, at a ratio of 18-for-1 (the "Forward Split"), at which time each share of common stock was automatically reclassified as and converted into 18 shares of common stock.    Each stockholder’s percentage ownership in the Company and proportional voting power remained unchanged by the Forward Split.  In connection with the Forward Split, an amendment to the Company’s Articles of Incorporation was approved increasing the number of authorized shares of common stock from 100,000,000 to 250,000,000. For comparability purposes, all references to 5BARz stock within this document have been adjusted to reflect the effects of the Forward Split.

Stock Cancellation

On December 30, 2010, the Company cancelled eighty-seven million eight hundred thousand shares (87,800,000) of its issued and outstanding common stock (the “Common Stock”) held by Daniel Bland, the sole officer and director of the Company who as a majority shareholder initiated the cancellation for no consideration in order to reduce the number of shares issued and outstanding. Immediately following the cancellation, the Company had seventy-one million nine hundred sixty-nine thousand eight hundred (71,969,800) shares of issued and outstanding Common Stock. For comparability purposes, all references to BARz stock within this document have been adjusted to reflect the effects of the Stock Cancellation, as the cancelled shares were founders shares issued upon incorporation.

Private Placements

During the period January to March 2011 the Company issued 650,000 shares of common stock at a price of $1.00 per share for aggregate proceeds of $650,000.

During the period from April 1, 2011 to June 30, 2011 the Company issued 555,000 shares at prices ranging from $0.70 per share to $ 1.00 per share for aggregate proceeds of $553,500.

During the period from July 1, 2011 to September 30, 2011 the Company issued 134,610 shares at prices ranging from $0.20 per share to $ 1.00. per share for aggregate proceeds of $58,922.

On October 20, 2011 the Company issued 37,500 shares of common stock at a price of $0.20 per share for aggregate proceeds of $7,500, pursuant to a Regulation “S” exemption from registration.

On November 8, 2011 the Company issued 200,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $30,000, pursuant to a Regulation “S” exemption from registration.

On December 7, 2011 the Company issued 75,000 shares of common stock at a price of $0.10 per share for services provided in the amount of $7,500, pursuant to a Regulation “S” exemption from registration.

On December 13, 2011, the Company issued 355,695 shares of common stock at a price of $0.20 per share, in full settlement of a convertible debenture principle of $65,465 and interest of $5,674.

On December 15, 2011 the Company issued 455,180 shares of common stock at a price of $0.10 per share for aggregate proceeds of $45,518, pursuant to a Regulation “S” exemption from registration.

On December 19, 2011 the Company issued 150,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $15,000, pursuant to a Regulation “S” exemption from registration.

On January 12, 2012 the Company issued 300,000 shares of common stock at a price of $0.10 per share for services for aggregate proceeds of $30,000, pursuant to a Regulation “S” exemption from registration.

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

On February 29, 2012 the Company issued 100,000 shares of common stock for services at a price of $0.4799 per share for aggregate proceeds of $47,990, pursuant to a Regulation “506” exemption from registration.

On March 6, 2012 the Company issued 433,334 shares of common stock at a price of $0.12 per share for aggregate proceeds of $52,000, pursuant to a Regulation “S” exemption from registration.

On March 7, 2012 the Company issued 150,000 shares of common stock at a price of $0.12 per share for aggregate proceeds of $18,000, pursuant to a Regulation “S” exemption from registration.

On March 20, 2012 the Company issued 333,334 shares of common stock at a price of $0.15 per share for aggregate proceeds of $50,000 issued pursuant to Regulation “S” exemption from registration.

Private Placements - continued

On March 22, 2012 the Company issued 170,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $25,500, issued pursuant to Regulation “S” exemption from registration.

On March 26, 2012 the Company issued 50,000 shares of common stock at a price of $0.12 per share for aggregate proceeds of $6,000, issued pursuant to Regulation “S” exemption from registration.

On March 29, 2012 the Company issued 9,000,000 shares of common stock at a price of $0.20 per share in payment to CelLynx Group, Inc. for a 60% interest for aggregate proceeds of $1,800,000. The shares were issued to acquire the 5BARz cellular technology assets. The shares are exempt from registration pursuant to Regulation 506.

On March 29, 2012 the Company issued 1,250,000 shares of 5BARz common stock at a price of $0.20 per share for aggregate proceeds of $250,000, plus $170,000 cash, in payment to two founders of CelLynx Group Inc. for 63,412,638 common shares of CelLynx Group, Inc. These shares have been issued pursuant to Regulation “506” exemption from registration.

On April 2, 2012 the Company issued 250,000 shares of common stock for services, at a price of $0.12 per share for an aggregate value of $30,270. The shares have been issued exempt from registration pursuant to Regulation 506.

On April 18, 2012 the Company issued 100,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $15,000. The shares have been issued exempt from registration pursuant to Regulation 506.

On April 30, 2012 the Company issued 125,000 shares of common stock at a price of $0.12 per share for services for an aggregate value of $14,977, issued pursuant to Regulation “S” exemption from registration.

On April 30, 2012 the Company issued 66,667 shares of common stock at a price of $0.15 per share for services for an aggregate value of $10,000, issued pursuant to Regulation “S” exemption from registration.

On May 3, 2012 the Company issued 80,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $8,000, issued pursuant to Regulation “S” exemption from registration.

 On May 14, 2012 the Company issued 20,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $2,000, issued pursuant to Regulation “S” exemption from registration.

On June 12, 2012 the Company issued 95,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $9,500, issued pursuant to Regulation “S” exemption from registration.

On June 21, 2012 the Company issued 2,150,000 shares of common stock at a price of $0.10 per share for services for an aggregate value of $212,625, issued pursuant to Regulation “506” exemption from registration.

On June 27, 2012 the Company issued 50,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $5,000, issued pursuant to Regulation “S” exemption from registration.

On July 9, 2012 the Company issued 520,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $52,000, issued pursuant to Regulation “S” exemption from registration.

On July 20, 2012 the Company issued 250,000 shares of common stock at a price of $0.20 per share for services for an aggregate value of $50,000, issued pursuant to Regulation “S” exemption from registration.

On August 10, 2012 the Company issued 500,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $25,000, issued pursuant to Regulation “S” exemption from registration.

On August 14, 2012 the Company issued 500,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $25,000, issued pursuant to Regulation “S” exemption from registration.

Private Placements - continued

On August 14, 2012 the Company issued 140,000 units at a price of $0.05 per unit for aggregate proceeds of $7,000, issued pursuant to Regulation “506” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On September 5, 2012 the Company issued 100,000 units at a price of $0.05 per unit for aggregate proceeds of $5,000, issued pursuant to Regulation “506” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On September 10, 2012 the Company issued 401,338 shares of common stock at a price of $0.0299 per share as partial conversion of a note payable in settlement of $12,000 due under that note. The shares were issued pursuant to Regulation “506” exemption from registration.

On September 14, 2012 the Company issued 300,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $15,000, issued pursuant to Regulation “S” exemption from registration.

On October 12, 2012 the Company issued 300,000 units at a price of $0.05 per unit for aggregate proceeds of $15,000, issued pursuant to Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On October 26, 2012 the Company issued 100,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $5,000. The shares were issued pursuant to Regulation “S” exemption from registration.

On December 7, 2012 the Company issued 3,300,824 shares of common stock at a price of $0.05 per share, for services with a total value of $165,041. The shares were issued pursuant to regulation “506” exemption from registration.

On December 12, 2012 the Company issued 400,000 units at a price of $0.05 per unit for aggregate proceeds of $20,000, issued pursuant to Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On December 17, 2012 the Company issued 1,200,000 units at a price of $0.05 per unit for aggregate proceeds of $60,000, issued pursuant to Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On December 31, 2012 the Company issued 2,250,000 shares for services at a price of $0.05 per share, for a total value of $112,500. The shares were issued as to 1,000,000 shares pursuant to a Regulation “S” exemption from registration and as to 1,250,000 shares pursuant to a Regulation “506” exemption from registration.

On January 4, 2013 the Company issued 500,000 units at a price of $0.05 per unit for aggregate proceeds of $25,000, issued pursuant to a Regulation “506” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 10, 2013 the Company issued 60,000 units at a price of $0.05 per unit for aggregate proceeds of $3,000, issued pursuant to a Regulation “506” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 16, 2013 the Company issued 40,000 units at a price of $0.05 per unit for aggregate proceeds of $2,000, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

Private Placements - continued

On January 16, 2013 the Company issued 80,000 units at a price of $0.05 per unit for aggregate proceeds of $4,000, issued pursuant to Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 22, 2013 the Company issued 200,000 units at a price of $0.05 per unit for aggregate proceeds of $10,000, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 25, 2013 the Company issued 150,000 units at a price of $0.05 per unit for aggregate proceeds of $7,500, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 25, 2013 the Company issued 100,000 common shares at a price of $0.05 per share for services at an aggregate value of $5,000. The shares are issued pursuant to a Regulation “506” exemption from registration.

On February 4, 2013 the Company issued 650,000 units at a price of $0.05 per unit for aggregate proceeds of $32,500, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On February 12, 2013 the Company issued 125,000 common shares at a price of $0.06 per share, at a deemed value of $7,500 in partial settlement of a lawsuit with La Jolla Cove Investors, Inc. The shares are issued pursuant to a Regulation “506” exemption from registration.

On February 14, 2013 the Company issued 2,000,000 units at a price of $0.05 per unit for aggregate proceeds of $100,000, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On February 15, 2013 the Company issued 1,440,000 common shares at a price of $0.05 per share, for services with an aggregate value of $72,000. The shares are issued pursuant to a Regulation “506” exemption from registration.

On February 26, 2013 the Company issued 341,780 common shares at a price of $0.05 per share, for services with an aggregate value of $17,089. The shares are issued pursuant to a Regulation “506” exemption from registration.

On March 1, 2013 the Company issued 600,000 units at a price of $0.05 per unit for aggregate proceeds of $30,000, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 1, 2013 the Company issued 275,000 common shares at a price of $0.05 per share, for services with an aggregate value of $13,500. The shares are issued pursuant to a Regulation “506” exemption from registration.

On March 7, 2013 the Company issued 60,000 units at a price of $0.05 per unit for aggregate proceeds of $3,000, issued pursuant to a Regulation “506” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 8, 2013 the Company issued 200,000 units at a price of $0.05 per unit for aggregate proceeds of $10,000, issued pursuant to a Regulation “S” exemption from registration. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 17, 2013 the Company issued 513,827 common shares at a price of $0.05 per share, for services with an aggregate value of $25,691. The shares are issued pursuant to a Regulation “506” exemption from registration.

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

Overview

5BARz International Inc. (a development stage Company) is the exclusive distributor of a proprietary line of Cellular Network Extenders developed by CelLynx Group, Inc. under the 5BARz brand. These highly engineered products are state of the art consumer electronics that manage cell signal within the proximity of the user. The products are plug and play, without the need for extensive set up, and can be delivered as carrier agnostic or set to operate on a single carrier’s network. The first product brought to market is the 5BARz Road Warrior, a plug and play device designed for users on the go. The Company is in the process of the development of the financing, product development and the sales and marketing activities required to launch this business globally.

The financial and business analysis below provides information we believe is relevant to an assessment and understanding of our financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the financial statements and related notes included in this form 10-K.

Going Concern

The registrant has an accumulated deficit through December 31, 2012 totaling $2,971,099 and recurring losses and negative cash flows from operations. Because of these conditions, the registrant will require additional working capital to develop its business operations. The registrant's success will depend on its ability to raise money through debt and the sale of stock and the development and sale of product to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary working capital to launch the global sales and marketing activities for the Company.

Management believes that the market sectors that it is in the process of developing in Latin America, sectors within Western Europe, and the USA will yield significant results in the current fiscal year. Further, the efforts that the Company has made to promote its business, by introducing the products to Cellular Network operators and having the products tested for technical efficacy, have positioned the Company for integration of the products through cellular network operators. Management is focused upon achieving that goal. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Results of Operations

The total operating expenses for the year ended December 31, 2012 were $2,364,336 (2011 - $804,106). The Company has continued to pursue the financing of its operations during the year and the commercialization of its technology, and products primarily in Latin America. The Company incurred sales and marketing expenses of $114,672 (2011 – $226,741) and general and administrative expenses of $2,053,678 (2011 - $534,777).

The Company generated no revenue during the year ended December 31, 2012. For the year ended December 31, 2012, other income of $336,943 (2011 - $22,959) was incurred. The other income component referred to as change in fair value of derivative liability, in the amount of $630,086 (Nil – 2011), is comprised of a reduction in the accrued derivative liability, since the date of acquisition, calculated on the books of both CelLynx Group, Inc. and 5BARz International Inc. arising from financing of their operations through convertible debt. This gain is offset by a net loss of $132,897 (Nil – 2011) arising from the offsetting reduction in the debt discount on those same derivative liabilities. The loss on termination of financing arrangements of $152,676 reflects the settlement amount agreed to by the Company and a financer, whereby a dispute had arisen with respect to the terms of a putative agreement between the parties, through which the Company was provided $150,000. The Company incurred amortization and depreciation expense of $3,520 (2011 - $606) arising from the Company’s investment in computer equipment and office equipment acquired through the CelLynx Group, Inc. acquisition. Net loss for the year ended December 31, 2012 totaled $2,027,393 (2011 - $781,147). For the period from inception, November 14, 2008 through December 31, 2012, net loss for the Company was $2,861,770 and total operating expenses for the corresponding period were $3,219,246. Sales and marketing expenses for the period November 14, 2008 (inception) through December 31, 2012 were $344,413, and general and administrative expenses were $2,634,397. The Company generated no revenue during the period November 14, 2008 (inception) through December 31, 2012. Other income was $357,476 during the period November 14, 2008 (inception) through December 31, 2012. Income tax expense (benefit) during the period November 14, 2008 (inception) through December 31, 2012 was $0.

Recent Accounting Pronouncements

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company has adopted this guidance, during the fiscal year ended December 31, 2012.

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendment requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new requirements are effective for public companies in interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have an impact on the Company's consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 10 years

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.

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

Income taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") 740 - Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e. , the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Unadjusted, quoted prices are available in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Pricing inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets which are generally included in this category are stock warrants for which market-based implied volatilities are available, and unregistered common stock.

Level 3 — Pricing inputs are both significant to the fair value measurement and unobservable. These inputs generally reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Fair valued assets which are generally included in this category are stock warrants for which market-based implied volatilities are not available.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

 Stock-Based Compensation

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

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Liquidity and Capital Resources

As at December 31, 2012

As at the year ended December 31, 2012, our current assets were $70,464 (2011 - $73,512) and our current liabilities were $3,491,285 (2011 - $1,541,498), which resulted in a working capital deficiency of $3,420,821 (2011 - $1,467,986). As at the year ended December 31, 2012, current liabilities were comprised of: (i) $1,947,220 in accounts payable and accrued expenses that arise from the acquisition of the Company’s subsidiary CelLynx Group, Inc. acquired in March 2012; and (ii) $318,853 of accounts payable and accrued liabilities arising from the operations of 5BARz International Inc. (iii) $993,554 of notes payable, of which $633,056 is principle and $360,498 is comprised of interest and penalties.

As at the year ended December 31, 2012, our total assets were $4,602,522, comprised of: (i) $70,464 in current assets; and (ii) $3,387,406 comprised of patents and other intangibles, (iii) 1,140,246 of goodwill attributable to the acquisition of a 60% ownership interest in CelLynx Group, Inc.

As at the year ended December 31, 2012, our total liabilities were $3,511,135 (2011 - $1,661,935) . In the first quarter of 2012, $1,252,019 of those liabilities were settled by the Company in addition to the settlement of some current liabilities which are a revolving balance, however in conjunction with that acquisition the Company consolidated a further $2,103,523 of liabilities on the books of CelLynx Group, Inc. at the date of acquisition.

Stockholders’ equity increased from an equity balance of $719,564 for fiscal year ended December 31, 2011 to stockholders’ equity of $1,091,387 for the year ended December 31, 2012.

The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through December 31, 2012 of $2,861,770. The Company has negative cash flows from operations since inception of $1,390,106 and has an accumulated deficit of $2,971,099 at December 31, 2012. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations.

Subsequent to December 31, 2012 the Company has raised equity capital by way of Private Placements of $227,000 at prices of $0.05 per unit, completed January 1, 2013 to March 20, 2013.

We anticipate that our operational and general and administrative expenses for the next 12 months will be substantial, but maintained in relation to our ability to raise capital. When sufficient financing is received, we will add additional management, engineering, and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 8. Financial Statements and Supplementary Data

5BARZ INTERNATIONAL, INC.
Index to Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets:
At December 31, 2012 and December 31, 2011	F-1

Consolidated Statements of Operations:
For the years ended December 31, 2012 and December 31, 2011 and for the period from November 14, 2008 (date of inception) through December 31, 2012	F-2

Consolidated Statements of Cash Flows:
For the years ended December 31, 2012 and December 31, 2011 and for the period from November 14, 2008 (date of inception) through December 31, 2012	F-3

Consolidated Statements of Stockholders' equity:	F-4
For the period from November 14, 2008 (date of inception) through December 31, 2012

Notes to Consolidated Financial Statements:	F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of 5BARz International, Inc.

We have audited the accompanying consolidated balance sheet of 5BARz International, Inc. and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2012 and for the period from November 14, 2008 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5BARz International, Inc. and Subsidiaries (a development stage company), as of December 31, 2012, and consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the period from November 14, 2008 (date of inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has had recurring operating losses since its inception and has historically been dependent on raising capital from external sources in order to fund its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum llp

New York, NY

May 13, 2013

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5BARZ INTERNATIONAL, INC. a development stage company, as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the periods then ended and for the period from inception November 14, 2008 to December 31, 2011 in conformity with generally accepted accounting principles accepted in the United States of America.

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

/s/ Thomas J Harris, CPA

Thomas J Harris, CPA

April 16, 2012

5BARz INTERNATIONAL INC.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011
	Dec. 31,	Dec. 31,
ASSETS	2012	2011

CURRENT ASSETS:
Cash	$48,308	$49,209
Prepaid expenses and deposits	22,156	19,159
Subscriptions receivable	—	5,144
TOTAL CURRENT ASSETS	70,464	73,512

FIXED ASSETS:
Equipment, net	4,406	4,185
OTHER ASSETS:
Due from CelLynx - Line of credit	—	250,152
Deposit on investment in CelLynx	—	170,000
Intangible assets	3,387,406	1,883,650
Goodwill	1,140,246	—
Total other assets	4,527,652	2,303,802
TOTAL ASSETS	$4,602,522	$2,381,499

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,445,410	$236,446
Due to CelLynx	—	1,196,701
Due to escrow agent	52,321	53,033
Notes payable (net of discount)	993,554	55,318
Total current liabilities	3,491,285	1,541,498
Related party loans	19,850	120,437

TOTAL LIABILITIES	3,511,135	1,661,935

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 117,418,281 and 90,182,785 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	117,418	90,183
Capital in excess of par value	3,226,802	1,463,230
Deficit accumulated during the development stage	(2,971,099)	(834,377)
Accumulated Other Comprehensive Income	4,272	—
Non-controlling interest	713,994	528
Total stockholders' deficit	1,091,387	719,564
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,602,522	$2,381,499

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENT OF LOSS AND DEFICIT FOR THE YEAR ENDED DECEMBER 30, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO DECEMBER 31, 2012

			Cumulative,
	12 Months Ended		November 14, 2008
	December 31, 2012	December 31, 2011	to December 31, 2012
Sales	—	—	—
Cost of Sales	—	—	—

Selling general and administrative expenses:
Amortization and depreciation	$3,520	$606	$4,573
Bank charges and interest	192,466	41,982	235,863
Sales and marketing expenses	114,672	226,741	344,413
General and administrative expenses	2,053,678	534,777	2,634,397
Total operating expenses	2,364,336	804,106	3,219,246

(Loss) from operations	(2,364,336)	(804,106)	(3,219,246)

Other income (expense):
Interest Income	—	16,666	16,666
Currency gains (losses)	(5,215)	6,803	(567)
Change in fair value of derivative liability	630,086	—	630,086
Amortization of debt discount on derivative liability	(132,897)	—	(132,897)
Change in warrant liability	(2,355)	—	(2,355)
Other	—	(510)	(781)
Loss on termination of financing agreements	(152,676)	—	(152,676)

Other income	336,943	22,959	357,476
Net (loss) before non-controlling interest	(2,027,393)	(781,147)	(2,861,770)

Non-controlling interest	109,329	—	109,329

Net (loss) after non-controlling interest	$(2,136,722)	$(781,147)	$(2,971,099)

Basic loss per common share	(0.02)	(0.01)	—
Weighted average number of shares outstanding	97,532,158	90,182,785	—

Other comprehensive income:
Foreign currency translation adjustments	4,272	—	—

Other comprehensive income	4,272	—	—

Comprehensive income	$(2,132,450)	—	—

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2008) TO DECEMBER 31, 2012

			Cumulative,
	12 Months Ended		November 14, 2008
	December 31, 2012	December 31, 2011	to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,027,393)	$(781,147)	$(2,861,770)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,520	469	3,989
Amortization of debt discount	132,897	—	132,897
Non-controlling interest share of net loss	—	(257)	(257)
Stock based compensation	7,113	—	7,113
Common shares issued for services	798,463	7,500	805,963
Change in fair value of derivative liability	(541,450)	—	(541,450)
Changes in operating assets and liabilities:
Change in amount due to related party	—	(19,159)	(19,159)
Change in accounts payable and accrued expenses	379,118	221,226	615,564
Change in prepaid expenses and deposits	(2,997)	—	(2,997)
Change in unpaid interest and penalties on notes payable	359,698	22,833	382,531
Change in debt discount on convertible notes	20,181	—	20,181
Change in amount due to escrow agent	(712)	53,033	52,321
Change in warrant liability	14,968	—	14,968
Net cash from (used in) operating activities	(856,594)	(495,502)	(1,390,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in CelLynx	—	(170,000)	(170,000)
Cash in CelLynx - date of acquisition	3,260	—	3,260
Acquisition of intangible assets	(4,808)	—	(4,808)
Purchase of furniture and equipment	—	(4,653)	(4,653)
Net cash used in investing activities	(1,548)	(174,653)	(176,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement CelLynx	—	(250,152)	(250,152)
Payment of amount due to CelLynx - intellectual property acquisition	—	(242,865)	(242,865)
Proceeds from issuance of convertible notes	293,500	113,639	407,139
Payments of notes to related party - Dollardex	(100,587)	(324,576)	(425,163)
Proceeds used to settle notes payable	(68,318)	—	(68,318)
Proceeds from issuance of common stock	520,000	1,360,440	1,909,847
Proceeds from issuance of common stock to minority interest - 5BARz AG	203,230	76,625	279,855
Proceeds used in repayment of loans from shareholder	—	(8,602)	(8,602)
Subscription receivable	5,144	(5,145)	8,602
Net cash provided by financing activities	852,969	719,364	1,610,343

Effects of foreign currency exchange	4,272	—	4,272

NET INCREASE IN CASH	(901)	49,209	48,308

CASH, BEGINNING OF PERIOD	49,209	—	—

CASH, END OF PERIOD	$48,308	$49,209	$48,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,506	$1,018	$60,903
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of interest in CelLynx Group, Inc.
Common stock issued upon acquisition of CelLynx Group, Inc.	$250,000	$—	$250,000
Settlement of prepaid deposit upon acquisition of CelLynx Group, Inc.	$170,000	$—	$170,000
Fair market value of notes converted upon acquisition of CelLynx	$455,000	$—	$455,000
Fair market value of net assets acquired (Note 12)	$875,000	$—	$875,000
Conversion of Note payables	$69,900	$—	$69,900
Investment in CelLynx Intellectual property for shares	$1,800,000	$—	$1,800,000

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated statements of Stockholders' Equity
For the period from inception November 14, 2008 to December 31, 2012

	Common Stock		Excess of	Subscrip- tion	Deficit Accumulated During Development	Non controlling	Other Comprehensive
	Shares	Amount	Par Value	Receivable	Stage	Interest	Income	Total
Inception, November 14, 2008

Founder Shares Issued	7,100,000	$7,100	$—	$—	$—	$—	$—	$7,100

Shares Issued	1,776,100	1,776	15,969	—	—	—	—	17,745

Stock subscription receivable	—	—	—	(425)	—	—	—	(425)

Development stage net loss	—	—	—	—	(4,888)	—	—	(4,888)

Balances, December 31, 2008	8,876,100	$8,876	$15,969	$(425)	$(4,888)	$—	$—	$19,532

Subscription receivable	—	—	—	425	—	—	—	425

Development stage net loss	—	—	—	—	(19,220)	—	—	(19,220)

Balances, December 31, 2009	8,876,100	$8,876	$15,969	$—	$(24,108)	$—	$—	$737

Initiated 18:1 stock split, Nov, 2010	150,893,700	150,894	(150,894)	—	—	—	—	—

Shares cancelled, December 2010	(87,800,000)	(87,800)	87,800	—	—	—	—	—

Shares issued	15,600,000	15,600	(1,950)	—	—	—	—	13,650

Development stage net loss	—	—	—	—	(29,122)	—	—	(29,122)

Balances, December 31, 2010	87,569,800	$87,570	$(49,075)	$—	$(53,230)	$—	$—	$(14,735)

Shares issued for cash	2,182,290	2,182	1,358,258	—	—	—	—	1,360,440
Shares issued for services	75,000	75	7,425	—	—	—	—	7,500
Conversion of convertible note	355,695	356	70,783	—	—	—	—	71,139
Proceeds on share sales - 5BARz AG	—	—	75,840	—	—	—	—	75,840
Development stage net loss	—	—	—	—	(781,147)	—	—	(781,147)
Minority interest	—	—	—	—	—	528	—	528

Balances, December 31, 2011	90,182,785	$90,183	$1,463,231	$0	$(834,377)	$528		$719,565

Shares issued for cash	6,541,667	6,542	513,458	—	—	—	—	520,000
Shares issued for services	10,042,491	10,042	788,421	—	—	—	—	798,463
Stock options expense			7,113	—	—	—	—	7,113
Conversion of convertible notes	401,338	401	11,599	—	—	—	—	12,000
Shares sold by 5BARz AG	—	—	203,230	—	—	—	—	203,230
Shares issued - Investment on CelLynx Group Inc	1,250,000	1,250	248,750	—	—	—	—	250,000
Shares issued to CelLynx Group Inc to acquire technology rights (9 million)	9,000,000	9,000	1,791,000	—	—	—	—	1,800,000
Elimination of CelLynx investment in 5BARz	—	—	(1,800,000)	—	—	—	—	(1,800,000)
Net loss	—	—	—	—	(2,136,722)	109,329	—	(2,027,393)
Foreign currency gain	—	—	—	—	—	—	4,272	4,272
Other	—	—	—	—	—	10,273	—	10,273
Sale of non-controlling interest	—	—	—	—	—	10,531	—	10,531
Fair value of non-controlling interest	—	—	—	—	—	583,333	—	583,333

Balances, December 31, 2012	117,418,281	$117,418	$3,226,802	$0	$(2,971,099)	$713,994	$4,272	$1,091,387

The accompanying notes are an integral part of these financial statements

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 1 – Organization, Going Concern and Development Stage

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was originally named “Bio-Stuff” and was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

On December 29, 2010 the Company changed its name to 5BARz International, Inc. and on December 30, 2010, the Company acquired from CelLynx Group, Inc. the rights to certain intellectual property underlying the 5BARz products, a highly engineered wireless technology referred to as a “cellular network infrastructure device”. The 5BARz device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc.

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.6% held subsidiary at December 31, 2012. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at December 31, 2012. Results of operations include those operations for subsidiaries acquired from the date of acquisition.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through December 31, 2012 of $2,861,770. The Company has negative cash flows from operations since inception of $1,390,106 and has an accumulated deficit of $2,971,099 at December 31, 2012. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Development stage

The Company is considered to be a development stage entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has been a development stage entity since November 14, 2008 its inception. The Company has not generated any revenues to date.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its 94.6% owned subsidiary, 5BARz AG, and it’s 56% owned subsidiary CelLynx Group, Inc. and that Company’s 100% owned subsidiary CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of one year or less.

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairment analysis for long lived assets, income taxes, litigation and valuation of derivative instruments. Actual results could differ from those estimates.

Concentration of credit risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2012 and 2011, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Intangible assets

Acquired patents, licensing rights and trademarks are capitalized at their fair value. The legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 10 years. Based on its review, the Company concluded that as of December 31, 2012 and December 31, 2011 there was no impairment of its intangible assets.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Based on its review, the Company concluded that as of December 31, 2012 there was no impairment of its goodwill.

Impairment or disposal of long-lived assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company concluded that as of December 31, 2012 and December 31, 2011 there was no impairment of its long-lived assets.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date of shipment to customers, and when the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the temporal method. The functional currency of the Company’s subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). Under this method, monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets have been translated at the historical rate of exchange prevailing at the date of the transaction. Expenses have been translated at the exchange rate at the time of the transaction. Realized and unrealized foreign exchange gains and losses are included in operations.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.

•	Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

•	Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2012	$-	$-	$-	$-
December 31, 2011	$-	$-	$-	$-

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Year Ended December 31,
	2012	2011
Beginning balance	$-	$-
Aggregate fair value of conversion features upon issuance	469,332	-
Change in fair value of conversion features	(469,332)	-
Ending balance	$-	$-

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31,
	2012	2011
Stock price	$0.0002	$-
Volatility	150%	-
Risk-free interest rate	0.05%-0.26%	-
Dividend yield	0%	-
Expected life	0.25-1.52 years	-

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivate liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s consultants and which are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as, volatility.

As of December 31, 2012 and 2011, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Derivative instruments

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

Stock-Based Compensation

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

The Company uses the Black-Scholes option-pricing model which was developed for use in estimating the fair value of options. Option-pricing models require the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes option-pricing model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/seller market transaction.

The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is open for examination for the years 2009, 2010 and 2011.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2012 and 2011.

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the years ended December 31, 2012 or 2011 because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

Reclassifications

Certain reclassifications have been made in the financial statements at December 31, 2011 and for the periods then ended to conform to the December 31, 2012 presentation. The reclassifications had no effect on net loss.

Recent accounting pronouncements

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company has adopted this guidance, during the fiscal year ended December 31, 2012.

In December 2011, The FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Recent accounting pronouncements (continued)

This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  The amendment requires disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, disclosure is required, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The new requirements are effective for public companies in interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 as of January 1, 2013 did not have an impact on the Company's consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2012 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Note 3 – Equipment

Equipment consisted of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Office furniture and equipment	$9,879	$-
Computer equipment	4,653	4,653
	14,532	4,653
Accumulated depreciation	(10,126)	(468)
Furniture & equipment net	$4,406	$4,185

During the year ended December 31, 2012 the Company incurred depreciation expense of $1,451, (2011 - $416), and $4,573 from November 14, 2008 (date of inception) to December 31, 2012.

Note 4 – Intangible assets and goodwill

Intangible assets are comprised of patents, trademarks and license rights which are recorded at cost, comprised of legal fees and acquisition costs. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. License rights are amortized over the period of the respective license agreement.

	December 31, 2012	December 31, 2011
Patents	$3,015,794	$1,513,650
Marketing and distribution agreement	370,000	370,000
Trademarks	264	-
License rights	1,348	-
	$3,387,406	$1,883,650
Accumulated amortization	-	--
Patents and other intangibles, net	$3,387,406	$1,883,650

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 4 – Intangible assets and goodwill (continued)

During the years ended December 31, 2012 and 2011 no amortization has been recorded on the intangible assets. The intangible assets acquired on December 29, 2011 related to the 5BARz technology will commence amortization with the initial commercial production of products incorporating the related technology. The Company’s estimated patent amortization over the next five years is expected to be $886,998.

Marketing and distribution agreement will commence amortization with the initial commercial production of products. Trademark and license amortization is calculated straight line over a 10 year period. The Company’s estimated amortization on trademarks and licenses over the next five years is expected to be $806 and $806 for the remaining life of those assets.

The changes in the carrying amount of goodwill for the year ended December 31, 2012 are as follows:

Balance as of December 31, 2011	$0
Acquisition of CelLynx Group, Inc.	$556,913
Fair value of non-controlling interest	$583,333
Balance as of December 31, 2012	$1,140,246

Note 5 - Income taxes

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	For the period from November 14, 2008 (date of inception) through December 31, 2012	December 31, 2012	December 31, 2011
Domestic	$(2,644,415)	$(1,882,912)	$(708,273)
Foreign	(217,355)	(144,481)	(72,874)
Loss from continuing operation before provision for income taxes	($2,861,770)	($2,027,393)	($781,147)

The income tax provision (benefit) consists of the following:

	For the period from November 14, 2008 (date of inception) through December 31, 2012	December 31, 2012	December 31, 2011
Foreign
Current	$0	$0	$0
Deferred	(46,159)	(46,159)	0
US federal
Current	0	0	0
Deferred	(1,203,254)	(980,972)	(212,103)
State & local
Current	0	0	0
Deferred	(84,897)	(84,897)	0
Total	(1,334,310)	(1,112,028)	(212,103)
Change in valuation allowance	1,334,310	1,112,028	212,103
Income tax provision (benefit)	$0	$0	$0

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 5 - Income taxes (continued)

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the period from November 14, 2008 (date of inception) through December 31, 2012	December 31, 2012	December 31, 2011
US federal statutory income tax rate (benefit)	(34.0%)	(34.0%)	(34.0%)
State income taxes	(1.4%)	(2.3%)	0.0%
Fair value of beneficial conversion feature	(4.9%)	(7.5%)	0.0%
Acquired deferred balances	(7.2%)	(11.2%)	0.0%
Other permanent differences	4.7%	0.1%	0.0%
Change in valuation allowance	42.8%	54.9%	34.0%
Effective rate	0.0%	0.0%	0.0%

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	For the period from November 14, 2008 (date of inception) through December 31, 2012	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryovers	$1,483,704	$1,261,422	$222,282
Stock-based compensation	2,833	2,833	0
Accrued compensation	167,355	167,355	0
Total deferred tax assets	1,653,892	1,431,610	0
Valuation allowance	(1,556,592)	(1,334,310)	(222,282)
Deferred tax asset, net of valuation allowance	97,300	97,300	0

Deferred tax liabilities
Fixed asset depreciation	(170)	(170)	0
Intangible asset amortization	(97,130)	(97,130)	0
Total deferred tax liabilities	(97,300)	(97,300)
Net deferred tax asset (liability)	$0	$0	$0

As of December 31, 2012, the Company had approximately $210,000, $3,375,000 and $1,159,000 of foreign, U.S. federal and state net operating loss carryovers (“NOL’s”), respectively, to offset future taxable income. As of December 31, 2011, the Company had approximately $73,000, $9,655,000 and $8,685,000 of foreign, U.S. federal and state NOL’s, respectively, to offset future taxable income. The foreign net operating loss carryovers begin expiring in 2018, if not utilized. The U.S. federal and state net operating loss carryovers begin expiring in 2025. In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control. Management has performed a preliminary evaluation as to whether a change in control has taken place, and has concluded that there was a change of control with respect to the NOL’s of CelLynx Group, Inc. when the Company acquired its 60% ownership interest in March 2012.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 5 - Income taxes (continued)

Therefore, the NOL’s of CelLynx Group Inc. will be subject to an annual limitation of approximately $8,700 as determined under the regulations. Due to the annual limitation, management has determined that $8,838,000 of the NOL’s of CelLynx Group, Inc. will expire unused and has reduced the related deferred tax asset accordingly.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for all periods. For the years ended December 31, 2012 and 2011, the change in the valuation allowance was $1,112,028 and $212,103, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the year ended December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files U.S. federal and state income tax returns. These tax returns are subject to examination by tax authorities for years beginning in December 31, 2009.  5Barz AG files foreign tax returns in Switzerland. These tax returns are subject to examination by tax authorities for years beginning in 2011.

Note 6 - Cumulative sales of stock

Since its inception, we have issued shares of common stock as follows:

On November 14, 2008, the Companies Directors authorized the issuance of 7,100,000 founder shares at par value of $0.001. These shares are restricted under rule 144 of the Securities Exchange Commission.

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

On December 31, 2010, the Directors issued 15,600,000 shares in conjunction with the acquisition of certain assets, more fully described in Note 7.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 6 – Cumulative sales of stock (continued)

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

On July 21, 2011 the Company issued 69,610 shares of common stock at a price of $0.20 per share for aggregate proceeds of $13,922.

On July 24, 2011 the Company issued 40,000 shares of common stock at a price of $0.50 per share for aggregate proceeds of $20,000.

On October 20, 2011 the Company issued 37,500 shares of common stock at a price of $0.20 per share for aggregate proceeds of $7,500

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

On December 1, 2011 the Company issued 355,695 shares of common stock at a price of $0.20 per share for conversion of a Convertible Debenture Agreement, dated August 15,2011for a principal amount of Fifty Thousand Euros (€50,000), which bears interest at a rate of 8.5%. The aggregate proceeds amounted to $67,513.

On December 19, 2011 the Company issued 150,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $15,000.

In December 2011, 5BARz AG sold 21,000 common shares with a par value of 0.01 per share, at a price of CHF 3.00 ($3.26 US) per share, for aggregate proceeds of CHF 63,000 (US – $75,840). The proceeds received have been credited to additional paid in capital in these consolidated financial statements.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 6 – Cumulative sales of stock (continued)

On January 12, 2012 the Company issued 300,000 shares of common stock at a price of $0.10 per share for services for aggregate proceeds of $30,000.

On February 1, 2012 the Company issued 1,500,000 shares of common stock at a price of $0.10 per share for services for aggregate proceeds of $150,000.

On February 1, 2012 the Company issued 50,000 shares of common stock at a price of $0.10 per share for services for aggregate proceeds of $5,000.

On February 7, 2012 the Company issued 500,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $50,000.

On February 29, 2012 the Company issued 100,000 shares of common stock for services at a price of $0.4799 per share for aggregate proceeds of $47,990.

On February 29, 2012 the Company issued 200,000 shares of common stock for services at a price of $0.10 per share for aggregate proceeds of $20,000.

On March 6, 2012 the Company issued 433,334 shares of common stock at a price of $0.12 per share for aggregate proceeds of $52,000.

On March 7, 2012 the Company issued 150,000 shares of common stock at a price of $0.12 per share for aggregate proceeds of $18,000.

On March 20, 2012 the Company issued 333,334 shares of common stock at a price of $0.15 per share for aggregate proceeds of $50,000.

On March 22, 2012 the Company issued 170,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $25,500.

On March 26, 2012 the Company issued 50,000 shares of common stock at a price of $0.12 per share for aggregate proceeds of $6,000.

On March 29, 2012 the Company issued 9,000,000 shares of common stock at a price of $0.20 per share in payment to CelLynx Group, Inc. for a 60% for aggregate proceeds of $1,800,000. The shares were issued to acquire the 5BARz cellular technology rights.

On March 29, 2012 the Company issued 1,250,000 shares of 5BARz common stock at a price of $0.20 per share for aggregate proceeds of $250,000, plus $170,000 cash, in payment to two founders of CelLynx Group Inc. for 63,412,638 common shares of CelLynx Group, Inc.

On April 2, 2012 the Company issued 250,000 shares of common stock for services, at a price of $0.12 per share for an aggregate value of $30,270.

On April 18, 2012 the Company issued 100,000 shares of common stock at a price of $0.15 per share for aggregate proceeds of $15,000.

On April 30, 2012 the Company issued 125,000 shares of common stock at a price of $0.12 per share for services for an aggregate value of $14,977.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 6 – Cumulative sales of stock (continued)

On April 30, 2012 the Company issued 66,667 shares of common stock at a price of $0.15 per share for services for an aggregate value of $10,000.

On May 3, 2012 the Company issued 80,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $8,000.

On May 14, 2012 the Company issued 20,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $2,000.

On June 12, 2012 the Company issued 95,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $9,500.

On June 21, 2012 the Company issued 2,150,000 shares of common stock at a price of $0.10 per share for services for an aggregate value of $212,685.

On June 27, 2012 the Company issued 50,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $5,000.

On July 9, 2012 the Company issued 520,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $52,000.

On July 20, 2012 the Company issued 250,000 shares of common stock at a price of $0.20 per share for services for an aggregate value of $50,000.

On August 10, 2012 the Company issued 500,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $25,000.

On August 14, 2012 the Company issued 500,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $25,000.

On August 14, 2012 the Company issued 140,000 units at a price of $0.05 per unit for aggregate proceeds of $7,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On September 5, 2012 the Company issued 100,000 units at a price of $0.05 per unit for aggregate proceeds of $5,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On September 10, 2012 the Company issued 401,338 shares of common stock at a price of $0.0299 per share as partial conversion of a note payable in settlement of $12,000 due under that note.

On September 14, 2012 the Company issued 300,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $15,000.

On October 12, 2012 the Company issued 300,000 units at a price of $0.05 per unit for aggregate proceeds of $15,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On October 26, 2012 the Company issued 100,000 shares of common stock at a price of $0.05 per share for aggregate proceeds of $5,000.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 6 – Cumulative sales of stock (continued)

On December 7, 2012 the Company issued 3,300,824 shares of common stock at a price of $0.05 per share, for services with a total value of $165,041.

On December 12, 2012 the Company issued 400,000 units at a price of $0.05 per unit for aggregate proceeds of $20,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On December 17, 2012 the Company issued 1,200,000 units at a price of $0.05 per unit for aggregate proceeds of $60,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On December 31, 2012 the Company issued 2,250,000 shares for services at a price of $0.05 per share, for a total value of $112,500.

Note 7 - Asset acquisition agreement

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
ii. The Company agreed to make available to CelLynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars of which $730,879 has been advanced as of December 31, 2012. This revolving line of credit facility expires on October 5, 2013. Under the terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is the lesser of a fixed conversion rate of $0.00015 per share or a variable rate which is calculated at 25% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At December 31, 2012, the Company had converted $139,200 of the amount due under the revolving line of credit facility for 791,333,333 shares of the capital stock of CelLynx Group, Inc. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012. The credit facility is eliminated in consolidation.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 7 - Asset acquisition agreement (continued)

iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc and Cellyx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz technology, in a ratio equal to the CelLynx proportionate interest in that technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the recent acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries. Any amounts paid or due under the arrangement would be eliminated in consolidation.

Note 8 – Convertible Securities

Convertible Promissory Note

On September 20, 2011, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the Note), through which the company borrowed $42,500. The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock. On March 20, 2012 the note, along with accrued interest and a prepayment amount was settled in full by the payment of $65,361, and the note was cancelled.

On February 27, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “February 27, 2012 Note”), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. On September 10, 2012, the Company redeemed $12,000 payable on that note, by the issuance of 401,338 common shares at a price of $0.0299 per share.

On May 3, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “May 3, 2012 Note”), through which the Company borrowed $42,500. The proceeds were received by the Company on May 24, 2012. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 – Convertible Securities (continued)

Convertible Promissory Note (continued)

On September 18, 2012, the Company completed a transaction pursuant to a Promissory Note agreement (the “September 18, 2012 Note”), through which the Company borrowed $13,500. The Note bears interest at a rate of 8%, and is due on March 17, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note is convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On December 12, 2012, the Company entered into a future agreement to repay the February 27, 2012 Note, May 3, 2012 Note and the September 18, 2012 Note for aggregate payments of $100,000 payable as to $35,000 on December 31, 2012 and $65,000 on February 15, 2013. At this time the notes were no longer convertible and upon the payment of $100,000 would be paid in full. The Company missed its December 31, 2012 payment of $35,000. However, on January 4, 2013, the Company paid $25,000 to the note holder and another $15,000 on February 15, 2013. On March 22, 2013, the note holder filed a complaint against the Company (see Note 13). The complaint claims that the Company missed its required payments under the December 12, 2012 agreement. The Company has accrued a default penalty of 50% of the notes payable as well as default interest of 22% per annum from the date of the default. As of December 31, 2012, the Company has recorded the total of $129,460 which includes the original principal balance, the default penalty and interest.

The Company has the option to pay the amount due in cash or in shares as defined in the terms of the notes agreements.

Securities Purchase Agreements

Convertible Debenture Agreement & Equity Investment Agreement

In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm. As contemplated, the convertible debenture agreement provided that the investor could invest up to $500,000 and convert the principal and unpaid interest into a certain number of shares, 180 days from the date of the agreement. The equity investment agreement provided to Holder the right, from time to time during the term of the Agreement, to invest in the Company through the purchase of up to $5,000,000 of the Company’s Common Stock. Each purchase under this Agreement was to be made at 150% of the “Volume Weighted Average Price” (VWAP) on the day prior to the day the investment is made (the “Purchase Price”). Beginning on the date that is one hundred eighty (180) days following the Issue Date, Holder shall have the right to purchase Common Stock under this Agreement. Provided the VWAP is above $0.06, Holder shall purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date.

As at December 31, 2012, the Company had received $150,000 in funding from the private investment firm. In addition the Company had taken back a $400,000 note receivable from the investment firm under the terms of the convertible debenture agreement.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 – Convertible Securities (continued)

Convertible Debenture Agreement & Equity Investment Agreement (continued)

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. In the event that $220,000 is paid by July 2, 2013, all amounts will be considered paid. The schedule for payments is January 24, 2013 - $10,000, April 3, 2013 - $30,000, July 2, 2013 - $180,000. The Company issued the 125,000 shares on February 12, 2013. On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. The $300,000 and the value of the shares have been accrued for at December 31, 2012. Also see litigation note 13.

CelLynx Group, Inc. – Convertible Promissory Notes

The Company’s subsidiary, CelLynx Group, Inc. has two 8% convertible promissory notes outstanding at December 31, 2012 as follows:

Issue Date	Principal Amount	Date of Maturity	Accrued Interest
May 24, 2012	$37,500 (1)	February 18, 2013	$1,060
September 18, 2012	$12,500 (2)	June 15, 2013	$49

(1&2)

The terms of these notes are such that subsequent to the prepayment date six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the variable conversion factor. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest closing bid prices of the Company’s common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the Company’s common stock held, would result in investor holding more than 4.99% of the Company’s then- outstanding common stock. The shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

The Company has the right to pre-pay the debt up to six months from the date of issue. During the first 120 days following the issue date of the Note may be settled by paying 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

Subsequent to year end the Company received a notice of default on notes entered into with the lender. Accordingly all notes to the lender have been recorded at the default amount at December 31, 2012 as the result of a cross default provision in the agreements. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 – Convertible Securities (continued)

CelLynx Group, Inc. – Convertible Promissory Notes (continued)

The Company has the option to pay the amounts due in cash or in shares as defined in the terms of the notes agreements. The resulting balances are as follows:

Issue Date	Principal Amount		Accrued Penalty and Interest	Total
May 24, 2012	$26,700	*	$15,290	$41,990
September18, 2012	$12,500		$6,702	$19,202
Total	$39,200		$28,177	$61,192

*On November 27, 2012, the holder of the note converted principal amount of $10,800 into 72,000,000 shares of CelLynx Group, Inc.

CelLynx Group, Inc. – Other Convertible Promissory Note

On July 9, 2012 the Company settled the terms of a convertible debenture owed by its subsidiary Company, CelLynx Group, Inc. on the six month anniversary of the note for proceeds of $30,582. The payment represents payment in full of principal, interest at a rate of 8% per annum and a pre-payment penalty of $14,400.

Pursuant to the Note agreement dated January 5, 2012 (the “January 5, 2012 Note”), the Company received the principal amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and was due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.

As described elsewhere herein, the Company was in default on its other notes. Accordingly, based on the agreement, the January 5, 2012 Note was in default. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $80,438 on its books at December 31, 2012. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

On April 5, 2011 (the April 5, 2011 Note), the Company entered into a Securities Purchase Agreement (the “SPA”) with one of its directors, Dwayne Yaretz (“Yaretz”), in connection with the purchase by Yaretz of a Convertible Promissory Note (the “Yaretz Note”).

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 8 – Convertible Securities (continued)

CelLynx Group, Inc. – Other Convertible Promissory Notes (continued)

Pursuant to the Yaretz Note, Yaretz loaned to the Company the principal amount of $50,000. The Yaretz Note bears interest at a rate of 8%, and was due on January 5, 2012. Yaretz could have converted principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.

As described elsewhere herein, the Company was in default on its other notes. Accordingly, based on the agreement, the April 5, 2011 Note was in default. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $98,613 on its books at December 31, 2012. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity “Holder”.  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest. In contemplation of the completion of the reverse merger, the Company and the holder reached an agreement whereby this Amended Note superseded the August 2006 Note.  The principal amount of the Amended Note is $262,356, is unsecured and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default. The principal amount is convertible into 4.8% of the Company shares outstanding. At December 31, 2012, the Company recorded on its books principal and interest in the amount of $316,351.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 9 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2011	—	$—
Granted	2,140,000	0.20
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2012	2,140,000	$0.20	2
Exercisable at December 31, 2012	2,140,000	$0.20	2

Options – CelLynx Group, Inc.

At December 31, 2012, CelLynx Group Inc. has the following Options outstanding;

The number and weighted average exercise prices of all options and warrants exercisable as of December 31, 2012, are as follows:

CelLynx Group, Inc. - Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.0008	6,400,000	0.0008	2.5
	6,400,000

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 9 – Options and Warrants (continued)

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2011	36,114,757	$0.12
Granted
Exercised	—	—
Expired	30,184,757	0.12
Outstanding at December 31, 2012	5,930,000	$1.19	2
Exercisable at December 31, 2012	5,930,000	$1.19	2

Note 10 - Related party transactions

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the year ended December 31, 2012 the Company paid $61,954 of principal and interest on that note. At December 31, 2012 the Company had a remaining balance to the related party in the amount of $19,850 (2011 - $120,437).

Note 11 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. During the year ended December 31, 2012, sales of those securities aggregated 71,000 shares sold for proceeds of $213,000 CHF ($223,650 USD). At December 31, 2012 the Company holds a 94.6% controlling interest in 5BARz AG represented by 9,458,000 shares.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 12 – Investment in CelLynx Group, Inc.

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

As provided in Note 7 above, on March 29, 2012, the Company converted $73,500 of convertible debt in CelLynx Group, Inc for the issuance of 350,000,000 shares in the capital stock of CelLynx Group, Inc. As a result, in combination with the shares acquired from existing shareholders referred to above, the registrant acquired a 60% controlling interest in CelLynx Group, Inc. and has accounted for that acquisition as a consolidate subsidiary of the registrant effective March 29, 2012.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 12 – Investment in CelLynx Group, Inc. (continued)

The amounts recognized for each class of the acquiree’s assets and liabilities recognized at the acquisition date, March 29, 2012 are as follows;

Description	Net book value of CelLynx Group, Inc. consolidated assets and liabilities	Acquisition Adjustments (i) (ii)		Valuation attributed to assets acquired
Current assets	$3,260			$3,260
Patents, trademarks, and license	44,718	$1,155,282	(ii)	1,200,000
Investment in 5BARz (iii)	1,800,000			1,800,000
Furniture and equipment	2,113			2,113
Accounts payable and accruals	(1,752,628)			(1,752,628)
Notes payable (net of discount)	(403,076)			(403,076)
Accrued interest	(62,250)			(62,250)
Derivative liability	(5,495,425)	5,026,093	(i)	(469,332)
LOC payable – 5BARz (net)	(586,525)	586,525	(i)	—
Fair value non-controlling interest		(583,333)		(583,333)
Totals	$(6,449,813)	$6,184,567		(265,246)
Goodwill				1,140,246
Purchase price				$875,000

(i)	In determining the fair value of assets acquired, the Company eliminated the convertible debt owed to 5BARz and the derivative liability attributed to that debt.
(ii)	Fair value of patents, trademarks and license.
(iii)	Eliminates in consolidation

As of December 31, 2012, the Company had only a 56% interest in CelLynx Group, Inc.

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

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the CelLynx acquisition had occurred as of January 1:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenues	$0	$0
Net loss	$1,070,117	$1,504,494
Pro forma basic and diluted net loss per common share	$(0.01)	$(0.02)
Pro forma weighted average common shares outstanding – basic and diluted	97,833,528	90,182,785

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the acquisition of CelLynx been completed as of January 1, 2012, nor are they necessarily indicative of future consolidated results.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 13 - Litigation

Prior to the Company’s investment in CelLynx, on November 8, 2011 CelLynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. Dolphinshire L.P., a California limited partnership v. CelLynx Group, Inc., a Nevada corporation and Does 1-10, Superior Court of California, Orange County, Case No. 00521213. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at December 31, 2012 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at December 31, 2012 and are subject to adjustments based on the outcome of negotiation.

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,023 depending on interest charges. It is the Company’s intention to pay these amounts when proceeds are available.

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and Does 1 - 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement. As of December 31, 2012, the Company has recorded $300,000 plus the value of the shares issued on its books.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 13 – Litigation (continued)

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principle amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc.., Daniel Bland and James Vandeberg 13-003472(County of Nassau) The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principle amount of the Note, together with accrued and unpaid interest in the unpaid principle amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. The Company intends to file an appearance and defend against the law suit.

The Company’s subsidiary CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 14 Subsequent events

Sales of Common Stock

During the period from January 1, 2013 to March 20, 2013, the Company sold the following equity securities;

On January 4, 2013 the Company issued 500,000 units at a price of $0.05 per unit for aggregate proceeds of $25,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 10, 2013 the Company issued 60,000 units at a price of $0.05 per unit for aggregate proceeds of $3,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 16, 2013 the Company issued 40,000 units at a price of $0.05 per unit for aggregate proceeds of $2,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 16, 2013 the Company issued 80,000 units at a price of $0.05 per unit for aggregate proceeds of $4,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 22, 2013 the Company issued 200,000 units at a price of $0.05 per unit for aggregate proceeds of $10,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 25, 2013 the Company issued 150,000 units at a price of $0.05 per unit for aggregate proceeds of $7,500. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term

On January 25, 2013 the Company issued 100,000 common shares at a price of $0.05 per share for services at an aggregate value of $5,000.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2012 and 2011

Note 14 Subsequent events (continued)

On February 4, 2013 the Company issued 650,000 units at a price of $0.05 per unit for aggregate proceeds of $32,500. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On February 12, 2013 the Company issued 125,000 common shares at a price of $0.06 per share, at a deemed value of $7,500 in partial settlement of a lawsuit with La Jolla Cove Investors, Inc.

On February 14, 2013 the Company issued 2,000,000 units at a price of $0.05 per unit for aggregate proceeds of $100,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On February 15, 2013 the Company issued 1,440,000 common shares at a price of $0.05 per share, for services with an aggregate value of $72,000.

On February 26, 2013 the Company issued 341,780 common shares at a price of $0.05 per share, for services with an aggregate value of $17,089.

On March 1, 2013 the Company issued 600,000 units at a price of $0.05 per unit for aggregate proceeds of $30,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 1, 2013 the Company issued 275,000 common shares at a price of $0.05 per share, for services with an aggregate value of $13,500.

On March 7, 2013 the Company issued 60,000 units at a price of $0.05 per unit for aggregate proceeds of $3,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 8, 2013 the Company issued 200,000 units at a price of $0.05 per unit for aggregate proceeds of $10,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 17, 2013 the Company issued 513,827 common shares at a price of $0.05 per share, for services with an aggregate value of $25,691.

Convertible debenture

On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant of the Company in settlement of $147,428 due to that consultant for services that had been performed over the preceding two years. The convertible debenture yields interest at 8% per annum and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

Effective March 13, 2013, the Board of Directors of 5BARz International Inc. (the “Registrant”), passed a resolution, not to renew the Thomas J. Harris, CPA engagement. Thomas J. Harris, CPA has audited the financial statements of the Company for the fiscal years ending December 31, 2011 and 2010.

(a)(1) Previous Independent Accountant

(i)	The Registrant reports a change in certifying accountant which involves the dismissal of Thomas J. Harris, CPA, the Registrants independent registered public accounting firm, effective March 13, 2013.
(ii)	Thomas J. Harris, CPA audited the financial statements for the Registrant for the fiscal years ended December 31, 2011 and 2010. Prior to the decision not to renew the Thomas J. Harris, CPA engagement, Thomas J. Harris, CPA’s reports did not have an adverse opinion, or a disclaimer of opinion, or was their opinion qualified or modified as to audit scope, or accounting principles for the two years ended December 31, 2011 and 2010. However the opinions did contain an unqualified modified opinion with respect to a “going concern” uncertainty in the auditors’ opinions for the years ended December 31, 2011 and 2010.
(iii)	The decision to change certifying accountants was made based upon recommendation made by the Board of Directors of the Registrant on March 13, 2013.
(iv)	During the registrant's two most recent fiscal years, ended December 31, 2012 and 2011, and any subsequent interim period through the date of change of certifying accountant, there were no disagreements, resolved or not, with Thomas J. Harris, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of Thomas J. Harris, CPA would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the consolidated financial statements of the Registrant; and there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.
(v)	The Registrant is not aware of any issues that had not been resolved to the satisfaction of Thomas J. Harris, CPA prior to the Registrant's deciding not to renew the Thomas J. Harris, CPA engagement on March 13, 2013.

(a)(2) Engagement of New Independent Registered Public Accounting Firm

Effective March 13, 2013, and acting upon the recommendation of the Audit Committee of 5BARz International, Inc., the Board of Directors of 5BARz International, Inc. passed a resolution and engaged Marcum LLP as its independent registered public accountant to audit the consolidated financial statements for the year ended December 31, 2012 and to review the Registrant’s consolidated financial statements for the quarter ended March 31, 2013, and to review the financial statements for the subsequent interim periods.

During the Registrant's two most recent fiscal years, and any subsequent interim period prior to engaging the Registrants new independent registered public accountant, Marcum LLP, neither the Registrant nor anyone acting on its behalf have consulted Marcum LLP with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Registrant's financial statements; (iii) acting as the principle accountant or to audit the financial statements of the Registrant (iv) acting as a consultant to the Registrant (v) any matter that was either the subject of a disagreement (as defined in item 304(a)(1)(iv) of regulation S-K and the related instructions), or a reportable event (as described in item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. The design of any system of controls also is based in part on certain assumptions regarding the likelihood of certain events, and there can no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, these are only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than consequential.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

•	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•	A formal, internal accounting system has not been implemented.

•	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Upon receiving adequate financing, the Company plans to increase its controls in these areas by hiring more experienced employees in financial reporting, establishing an audit committee and formally documenting the controls that the Company has in place.

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

Item 9B. Other Information

None

 PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director and his age as of December 31, 2012, is as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Daniel Bland 5535 Peregrine Way Blaine, Washington 98230	54	President and CEO Sole Director	November 12, 2010 to Present

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

Mr. Mark Geoghegan – Corporate Finance

Mark Geoghegan through his wholly owned consulting company, provides financial services and business development services for client companies. His Company has been engaged with 5BARz International Inc. since January 1, 2011. Mr. Geoghegan has been instrumental in bringing more than $100 million dollars into those developing companies and has played a key role in the successful development of their businesses, to become thriving enterprises. Mr. Geoghegan holds an honors bachelor of commerce degree and a bachelor of administration degree from the University of Ottawa. He commenced his career with Price Waterhouse, where he became a Chartered Accountant, and has worked with emerging companies for the past thirty years.

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

Item 11. Executive Compensation

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

Compensation of Executive Officers: Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2012 and 2011, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Daniel Bland	2011	-	-	-	-	-	-	-	-
President and CEO	2012	-	-	-	-	-	-	-	-

Option Grants Table

There were no individual grants or stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal years ended December 31, 2012 and 2011, by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2012, the number and percentage of outstanding shares of 5BARz International Inc. common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common Stock	Daniel Bland	41,428,834	34.1%
	5535 Peregrine Way
	Blaine, Washington
	98230

The percent of class is based on 124,753,887 shares of our common stock issued and outstanding as of March 20, 2013

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

Related Parties Include;

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	any of our promoters; and

•	any relative or spouse of any of the foregoing persons who has the same house as such person.

Asset Purchase Agreement from Related Party;

On December 30, 2010, the Registrant, 5BARz International Inc., a Nevada corporation, (“5BARz”), acquired, pursuant to an Assignment Agreement from Dollardex Group Corp., a Panamanian Corporation controlled by Mr. Daniel Bland, the President and CEO of the Registrant, all right title and  interest in an “Amended and Restated Master Global Marketing and Distribution Agreement”, an “Asset Purchase Agreement”, a “Line of Credit Agreement” and a “Security Agreement”, collectively referred to as “The Agreements”.  The Agreements, as restated, had originally been entered into between CelLynx Group, Inc., a Nevada Corporation and Dollardex Group Corp., a Panamanian Corporation, on October 5, 2010, and were amended on March 29, 2012.    The Agreements relate principally to the development of the sales and marketing of the 5BARz™ line of products and related accessories by 5BARz International Inc

DESCRIPTION OF ASSETS INVOLVED

Collectively, the agreements referred to above provide to 5BARz International Inc., the business opportunity to commercialize a state of the art technology developed by CelLynx related to the manufacture and sale of ‘cellular network extenders” as well as a 60% interest in the patent applications, and legal equivalents thereto owned by CelLynx.  It is these agreements that represent the asset acquired by 5BARz International Inc.

DESCRIPTION OF PARTIES FROM WHOM THE ASSETS WERE ACQUIRED

The Assets have been acquired by 5BARz International Inc. from Dollardex Group Corp.  Both Companies, 5BARz and Dollardex, are controlled by the President and CEO of  both Companies, Mr. Daniel Bland.

NATURE AND AMOUNT OF CONSIDERATION PAID FOR THE ASSETS

The consideration paid for the assignment of the assets is comprised of a note payable in the amount of $370,000 USD payable to Dollardex Group Corp., along with interest charged at a rate of 5% per annum and payable at any time at the sole discretion of 5BARz.  In addition, 5BARz issued 15,600,000 shares of the common stock of 5BARz International Inc. to Dollardex Group Corp., representing 17.8% of the issued and outstanding common stock of the Registrant at the time of issue.

Director Independence

Quotations for our common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  During the fiscal year ended December 31, 2012, Mr. Bland acted as our director and as our executive officer.  As such, we do not have any independent directors.

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on form 10-Q for the years ended December 31, 2012 and December 31, 2011 related to Marcum LLP and predecessor auditor were approximately $55,000 and $15,750 and $0 and $20,000, respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2012 and December 31, 2011.

Tax Fees: Fees for tax services for the years ended December 31, 2012 and December 31, 2011 were $975 and $1,650 respectively.

All Other Fees: There were no fees billed for professional services other than those described above were for the years ended December 31, 2012 and December 31, 2011.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
23.1	Consent of Experts

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

__________________

* Filed Herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

5BARz International Inc.

Dated: May 13, 2013	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer

Dated: May 13, 2013	By: /s/ Daniel Bland
Daniel Bland
Chief Financial Officer