Form 10-Q
period 2013-03-31
5Barz International, Inc.
filed 2013-06-24
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of May 31, 2013 was 131,773,887.

5BARz INTERNATIONAL INC.

FORM 10Q

For the quarter ended March 31, 2013

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited) a) Condensed Consolidated Balance Sheets as at March 31, 2013 and December 31, 2012	F-1
	b) Condensed Consolidated Statement of Operations for the three month period ended March 31, 2013 and 2012 and for the period from inception (November 14, 2008) to March 31, 2013.	F-2
	c) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012 and for the period from inception (November 14, 2008) to March 31, 2013.	F-3
	d) Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	20

Item 1. Item 1A.	Legal Proceedings Risk Factors	20 21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon senior securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

As used in this Quarterly report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Quarterly report are expressed in U.S. dollars, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Quarterly report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 21, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4, and elsewhere in this Quarterly report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The disclosures set forth in this report should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2012. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012 *
ASSETS

CURRENT ASSETS:
Cash	$45,851	$48,308
Prepaid expenses and deposits	21,436	22,156
TOTAL CURRENT ASSETS	67,287	70,464

FIXED ASSETS:
Equipment, net	3,577	4,406
OTHER ASSETS:
Intangible assets	3,387,406	3,387,406
Goodwill	1,140,246	1,140,246
Total other assets	4,527,652	4,527,652
TOTAL ASSETS	$4,598,516	$4,602,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,411,392	$2,445,410
Due to escrow agent	52,321	52,321
Accrued derivative liabilities	57,975	—
Notes payable	1,190,831	993,554
Total current liabilities	3,712,519	3,491,285
Related party loans	367	19,850

TOTAL LIABILITIES	3,712,886	3,511,135
Commitments and contingencies
STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 123,153,887 and 117,418,281 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	123,154	117,418
Capital in excess of par value	3,508,897	3,226,802
Deficit accumulated during the development stage	(3,404,453)	(2,971,099)
Accumulated Other Comprehensive Income	(2,799)	4,272
Non-controlling interest	660,831	713,994
Total stockholders' equity	885,630	1,091,387
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,598,516	$4,602,522

See accompanying notes

     *Condensed from audited financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO MARCH 31, 2013
(Unaudited)
			Cumulative,
	3 Months Ended		November 14, 2008
	March 31, 2013	March 31, 2012	to March 31, 2013

Sales	—	—	—
Cost of Sales	—	—	—

Selling general and administrative expenses:
Amortization and depreciation	$828	$190	$5,401
Bank charges and interest	24,560	14,622	260,423
Sales and marketing expenses	47,626	56,688	392,039
General and administrative expenses	442,401	435,457	3,076,798
Total operating expenses	515,415	506,957	3,734,661

Loss from operations	(515,415)	(506,957)	(3,734,661)

Other income (expense):
Interest income		108	16,666
Currency losses	—	—	(567)
Change in fair value of derivative liability	(57,975)	376,569	569,756
Amortization of debt discount on derivative liability	—	15,250	(132,897)
Loss on termination of finance agreements	—	—	(152,676)
Other	86,873	—	86,092
Total Other income	28,898	391,927	386,374
Net loss before non-controlling interest	(486,517)	(115,030)	(3,348,287)
Non-controlling interest	53,163	545	56,166
Net loss after non-controlling interest	$(433,354)	$(114,485)	$(3,404,453)

Basic loss per common share	(0.0044)	(0.0013)
Weighted average number of shares outstanding	110,476,917	91,812,982

Other comprehensive income
Foreign currency translation (loss) gain	(7,071)	(3,432)
Other comprehensive (loss) income	(7,071)	(3,432)
Comprehensive (loss)	$(440,425)	$(117,917)

See accompanying notes

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2008) TO MARCH 31, 2013
(Unaudited)
	3 Months Ended				Cumulative,
	March 31, 2013		March 31, 2012		November 14, 2008
					to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(486,517)		$(115,030)	(3,348,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		828		190	4,817
Change in debt discount on convertible notes		—		(15,250)	153,078
Non-controlling interest		—			(257)
Stock based compensation		3,866			10,979
Change in fair value of derivative liability		57,975		(376,569)	(483,475)
Change in warrant liability		—			14,968
Common shares issued for services		131,030		252,990	936,993
Changes in operating assets and liabilities:					—
Change in accounts payable and accrued expenses		117,282		(131,964)	732,846
Change in prepaid expenses and deposits		720		(800)	(2,277)
Change in unpaid interest and penalties on notes payable		15,978		892	398,509
Change in amount due to escrow agent		—		—	52,321
Net cash from (used in) operating activities		(158,838)		(385,541)	(1,529,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in CelLynx		—		—	(170,000)
Cash in CelLynx - date of acquisition		—		3,260	3,260
Acquisition of intangible assets					(4,808)
Purchase of furniture and equipment assets		—		—	(4,653)
Net cash used in investing activities		—		3,260	(176,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement CelLynx		—		—	(250,152)
Payment of amount due to CelLynx - intellectual property acquisition		—		—	(242,865)
Proceeds from issuance of convertible notes		—		132,500	407,139
Payments of amounts due to related party		(19,483)		(46,064)	(463,806)
Proceeds used to settle notes payable		(42,500)		(65,361)	(110,818)
Proceeds from issuance of common stock		227,000		201,500	2,136,847
Proceeds from issuance of common stock by subsidiary - 5BARz AG		(1,565)		190,790	278,290
Net cash provided by financing activities		163,452		413,365	1,754,635

Effect of foreign currency exchange		(7,071)		(3,432)	(2,799)

NET INCREASE IN CASH		(2,457)		27,652	45,851

CASH, BEGINNING OF PERIOD		48,308		49,209	0

CASH, END OF PERIOD		$45,851		$76,861	$45,851

Supplementary disclosure of Cash Flow Information
Cash paid for interest		$17,608		$14,586	$78,511

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon acquisition of CelLynx Group, Inc.	$			$250,000	$250,000
Settlement of prepaid deposit upon acquisition of CelLynx Group, Inc.	$			$170,000	$170,000
Fair market value of notes converted upon acquisition of CelLynx Group, Inc.	$			$455,000	$521,200
Fair market value of net assets acquired	$			$875,000	$875,000
Conversion of notes payable		$3,600		$69,000	$73,500
Investment in CelLynx intellectual property for shares	$			$1,800,000	$1,800,000
Replacement of common shares acquired with a convertible note		$80,000	$		$80,000
Issuance of convertible note in lieu of accounts payable		$147,428		$-	$147,428
Shares issued to settle interest on notes payable		$7,500		$-	$7,500

See accompanying notes

 5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

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

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.6% held subsidiary at March 31, 2013. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at March 31, 2013. Results of operations include those operations for subsidiaries acquired from the date of acquisition.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through March 31, 2013 of $3,348,287. The Company has negative cash flows from operations since inception of $1,529,784 and has an accumulated deficit of $3,404,453 at March 31, 2013. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations.

The Company is in default on certain notes payable. Accordingly, any penalties and interest has been accrued as of March 31, 2013 (see Note 7).

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on May 13, 2013 for the fiscal year ended December 31, 2012.

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its 94.6% owned subsidiary, 5BARz AG, and it’s 53% owned subsidiary CelLynx Group, Inc. and that Company’s 100% owned subsidiary CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible assets

Acquired patented and unpatented technology, licensing rights and trademarks are capitalized at their fair value. The legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 10 years. Based on its review, the Company concluded that as of March 31, 2013 and December 31, 2012 there was no impairment of its intangible assets.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Based on its review, the Company concluded that as of March 31, 2013 there was no impairment of its goodwill.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2013	$57,975	$—	$—	$57,975
December 31, 2012	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

March 31, 2013
Beginning balance	$—
Change in fair value of derivative liabilities	57,975
Ending balance	$57,975

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

March 31, 2013
Stock price	$0.05
Volatility	240%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	0.02 years

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2013 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three months ended March 31, 2013 or 2012 because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

Reclassifications

Certain reclassifications have been made in the financial statements at March 31, 2012 and for the periods then ended to conform to the March 31, 2013 presentation. The reclassifications had no effect on net loss.

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this guidance did not have a material effect on the condensed consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Acquisition of CelLynx Group, Inc.

On January 7, 2011 the Company entered into a stock purchase agreement with two founding shareholders of CelLynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of CelLynx Group, Inc. for total proceeds of $634,126. At that date the Company had paid $170,000 as a deposit made under that agreement. On March 29, 2012 the Company entered into a securities exchange agreement and settlement agreement with each of the two founding shareholders of CelLynx Group, Inc. whereby in addition to the $170,000 paid, the Company issued 1,250,000 shares of its common stock in exchange for the 63,412,638 shares of CelLynx Group, Inc. and mutual releases were signed between the parties releasing each from any further obligation.

On March 29, 2012, the Company acquired a further interest in CelLynx Group, Inc. by conversion of $73,500 of convertible debt in CelLynx Group, Inc for the issuance of 350,000,000 shares in the capital stock of CelLynx Group, Inc. As a result, in combination with the shares acquired from existing shareholders referred to above, the registrant acquired a 60% controlling interest in CelLynx Group, Inc. and has accounted for that acquisition as a consolidated subsidiary of the registrant effective March 29, 2012.

The purchase price, which was settled in cash, shares, and the settlement of convertible debt was $875,000, as follows:

i.	Cash consideration paid	$170,000
ii.	1,250,000 common shares of the registrant issued at a market price of $0.20 per share	250,000
iii.	Redemption of convertible debt for 350 million shares of CelLynx Group Inc. common stock	455,000	(a)
Fair market value of consideration paid		$875,000

(a)	The valuation of the debt instrument with an embedded conversion feature is calculated at the face value of the debt instrument of $73,500 plus the intrinsic value attributable to the conversion of the debt instrument at a 75% discount to market, based upon the lowest 3 closing bid prices of the common stock for a period of 30 days prior to the date of conversions. That intrinsic valuation is calculated to be $ 381,500. The amounts recognized for each class of the acquiree’s assets and liabilities recognized at the acquisition date, March 29, 2012 are as follows:

The amounts recognized for each class of the acquiree’s assets and liabilities recognized at the acquisition date, March 29, 2012 are as follows;

Description	Net book value of CelLynx Group, Inc. consolidated assets and liabilities	Acquisition Adjustments (i) (ii)		Valuation attributed to assets acquired
Current assets	$3,260			$3,260
Patented and unpatented technology, trademarks, and license	44,718	$1,155,282	(ii)	1,200,000
Investment in 5BARz (iii)	1,800,000			1,800,000
Furniture and equipment	2,113			2,113
Accounts payable and accruals	(1,752,628)			(1,752,628)
Notes payable (net of discount)	(403,076)			(403,076)
Accrued interest	(62,250)			(62,250)
Derivative liability	(5,495,425)	5,026,093	(i)	(469,332)
LOC payable – 5BARz (net)	(586,525)	586,525	(i)	—
Fair value non-controlling interest		(583,333)		(583,333)
Totals	$(6,449,813)	$6,184,567		(265,246)
Goodwill				1,140,246
Purchase price				$875,000

(i)	In determining the fair value of assets acquired, the Company eliminated the convertible debt owed to 5BARz and the derivative liability attributed to that debt.
(ii)	Fair value of technology, trademarks and license.
(iii)	Eliminates in consolidation

On April 13, 2012 the Company exercised $7,700 under the terms of the convertible line of credit agreement with CelLynx Group, Inc. to acquire a further 51,333,333 shares in the capital stock of CelLynx Group, Inc. On May 15, 2012 the Company exercised a further $58,500 to acquire a further 390,000,000 shares and on May 21, 2013 the Company acquired 375,000,000 shares on the conversion of $9,375 under the convertible line of credit agreement. Each conversion increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from 3rd party convertible note conversions. At March 31, 2013 the Company had a 53% equity ownership in CelLynx Group, Inc.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. During the period from inception (October 6, 2011) to December 31, 2012, sales of those securities aggregated 92,000 shares sold for proceeds of $276,000 CHF ($278,290 USD). At December 31, 2012 the Company holds a 94.6% controlling interest in 5BARz AG represented by 9,458,000 shares. During the 3 month period ended March 31, 2013 the Company did not have any sales of securities and the controlling interest in 5BARz AG remains at a 94.6% controlling interest.

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

Note 5 – Intangible assets and goodwill

Intangible assets are comprised of patented and unpatented technology, trademarks and license rights which are recorded at cost, comprised of legal fees and acquisition costs. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. License rights are amortized over the period of the respective license agreement.

	March 31, 2013	December 31, 2012
Patented and unpatented technology	$3,015,794	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	$3,387,406	$3,387,406
Accumulated amortization		--
Patents and other intangibles, net	$3,387,406	$3,387,406

During the three months ended March 31, 2013 and year ended December 31, 2012 no amortization has been recorded on technology and other intangibles. The intangible assets acquired on December 29, 2011 related to the 5BARz technology will commence amortization with the initial commercial production (commercial viability) of products incorporating the related technology. The Company’s estimated patented and unpatented technology amortization over the next five years is expected to be $886,998.

Marketing and distribution agreement will commence amortization with the initial commercial production of products. Trademark and license amortization is calculated straight line over a 10 year period. The Company’s estimated amortization on trademarks and licenses over the next five years is expected to be $806 and $806 for the remaining life of those assets.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2013.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock

Since its inception, the Company has issued shares of common stock as follows:

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

On December 31, 2010, the Directors issued 15,600,000 shares in conjunction with the acquisition of certain assets, more fully described in Note 9.

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

On December 1, 2011 the Company issued 355,695 shares of common stock at a price of $0.20 per share for conversion of a Convertible Debenture Agreement, dated August 15,2011 for a principal amount of Fifty Thousand Euros (€50,000), which bears interest at a rate of 8.5%. The aggregate proceeds amounted to $67,513.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock (continued)

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock (continued)

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Common Stock (continued)

On December 7, 2012 the Company issued 3,300,824 shares of common stock at a price of $0.05 per share, for services with a total value of $165,041.

On December 12, 2012 the Company issued 400,000 units at a price of $0.05 per unit for aggregate proceeds of $20,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term. On December 17, 2012 the Company issued 1,200,000 units at a price of $0.05 per unit for aggregate proceeds of $60,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term. During the quarter ended March 31, 2013the Company entered into an amending agreement with the unit holder and agreed to cancel the shares and warrants in lieu of the issuance of a convertible debenture.

On December 31, 2012 the Company issued 2,250,000 shares for services at a price of $0.05 per share, for a total value of $112,500.

On various days during the period from January, 2013 to March, 2013 the Company issued 4,540,000 units at a price of $0.05 per unit for aggregate proceeds of $227,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 25, 2013 the Company issued 100,000 shares and warrants in settlement of accounts payable for services rendered in the amount of $5,000.

On February 12, 2013 the Company issued 125,000 shares of common stock at a price of $0.06 per share as partial settlement of $7,500 due under a note payable.

On February 15, 2013 the Company issued 1,440,000 shares of common stock at a price of $0.05 per share, for services with a total value of $72,000.

On February 26, 2013 the Company issued 250,000 shares of common stock at a price of $0.04 per share, for services with a total value of $10,000.

On February 26, 2013 the Company issued 91,780 shares of common stock at a price of $0.05 per share, for services with a total value of $4,589.

On March 1, 2013 the Company issued 175,000 shares of common stock at a price of $0.05 per share, for services with a total value of $8,750.

On March 17, 2013 the Company issued 513,827 shares of common stock at a price of $0.05 per share, for services with a total value of $25,691.

On March 31, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for services with a total value of $5,000.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Convertible Securities

Convertible Promissory Note

On September 20, 2011, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the Note), through which the company borrowed $42,500. The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock. On March 20, 2012 the note, along with accrued interest and a prepayment amount was settled in full by the payment of $65,361, and the note was cancelled.

On February 27, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “February 27, 2012 Note”), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. On September 10, 2012, the Company redeemed $12,000 payable on that note, by the issuance of 401,338 common shares at a price of $0.0299 per share.

On May 3, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “May 3, 2012 Note”), through which the Company borrowed $42,500. The proceeds were received by the Company on May 24, 2012. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at the option of the holder at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On September 18, 2012, the Company completed a transaction pursuant to a Promissory Note agreement (the “September 18, 2012 Note”), through which the Company borrowed $13,500. The Note bears interest at a rate of 8%, and is due on March 17, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principle amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principle amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible at the option of the holder into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On December 12, 2012, the Company had entered into a future agreement to repay the February 27, 2012 Note, May 3, 2012 Note and the September 18, 2012 Note for aggregate payments of $100,000 payable as to $35,000 on December 31, 2012 and $65,000 on February 15, 2013. At this time the notes were no longer convertible and upon the payment of $100,000 would be paid in full. The Company missed its December 31, 2012 payment of $35,000. However, on January 4, 2013, the Company paid $25,000 to the note holder and another $2,500 on January 10, 2013 and a further $15,000 on February 15, 2013. On March 22, 2013, the note holder filed a complaint against the Company (see Note 13). The complaint claims that the Company missed its required payments under the December 12, 2012 agreement. The Company has accrued a default penalty of 50% of the notes payable as well as default interest of 22% per annum from the date of the default. As of March 31, 2013, the Company has recorded the total of $89,718 which includes the original principal balance, the default penalty and interest.

The Company has the option to pay the amount due in cash or in shares as defined in the terms of the notes agreements.

During the quarter ended March 31, 2013, the Company made the following payments on the above notes:

January 4, 2013	$25,000
January 10, 2013	$ 2,500
February 15, 2013	$15,000
Total	$42,500

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Securities (continued)

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

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. In the event that $220,000 is paid by July 2, 2013, all amounts will be considered paid. The schedule for payments is January 24, 2013 - $10,000, April 3, 2013 - $30,000, July 2, 2013 - $180,000. The Company issued the 125,000 shares on February 12, 2013, however did not make the schedules cash payments. On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. The $300,000 along with 9% interest aggregating $306,584 have been accrued for at March 31, 2013. Also see litigation note 13.

On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period to March 31, 2013, interest of $2,650 was accrued on the convertible debenture. In connection with the note the Company recorded $57,975 of derivative liability as of March 31, 2013.

In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. During the quarter ended March 31, 2013, the proceeds were recorded as a note with 8% annual interest. The terms of the note were to be settled at a future date. (see Note 11).

CelLynx Group, Inc. – Convertible Promissory Notes

The Company’s subsidiary, CelLynx Group, Inc.(“CelLynx”) has two 8% convertible promissory notes outstanding at March 31, 2013 as follows:

Issue Date	Principal Amount	Date of Maturity	Accrued Interest
May 24, 2012	$37,500	February 18, 2013	$1,060
September 18, 2012	$12,500	June 15, 2013	$49

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Securities (continued)

Convertible Debenture Agreement & Equity Investment Agreement (continued)

The terms of these notes are such that subsequent to the prepayment date six months after the issue date, if not paid, holder may convert principal and unpaid interest on the note into shares of CelLynx common stock, with the number of shares issuable determined to be the variable conversion factor. The variable conversion factor is calculated by dividing the amount to be converted by the conversion price which is equal to 51% of the average of the three lowest closing bid prices of the CelLynx common stock over the ten trading days prior to the date of the conversion. Holder is prohibited from converting amounts if principal and interest that would result in holder receiving shares, which when combined with shares of the CelLynx common stock held, would result in investor holding more than 4.99% of the CelLynx then- outstanding common stock. The shares of common stock, if any, issued upon conversion, will be restricted securities as defined pursuant to the terms of Rule 144.

CelLynx has the right to pre-pay the debt up to six months from the date of issue. During the first 120 days following the issue date of the Note may be settled by paying 150% of the then-outstanding principal amount and any accrued and unpaid interest, penalties, or other amounts owing.

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

CelLynx has the option to pay the amounts due in cash or in shares as defined in the terms of the notes agreements. The resulting balances are as follows:

Issue Date	Principal Amount		Accrued Penalty and Interest	Total
May 24, 2012	$23,100	*	$14,593	$37,693
September 18, 2012	$12,500		$7,576	$20,076
Total	$35,600		$22,169	$57,769

*The following conversions of principle common shares were completed on this note as follows;

Date	Amount converted	Shares issued of CelLynx
November 28, 2012	$10,800	72,000,000
February 19, 2013	$3,600	72,000,000
April 1, 2013	$3,600	72,000,000

CelLynx Group, Inc. – Convertible Promissory Notes

On July 9, 2012 the Company settled the terms of a convertible debenture owed to a third party, on the six month anniversary of the note for proceeds of $30,582. The payment represents payment in full of principal, interest at a rate of 8% per annum and a pre-payment penalty of $14,400.

Pursuant to the Note agreement dated January 5, 2012 (the “January 5, 2012 Note”), the Company issued a note in the amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and was due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion.

As described elsewhere herein, the Company was in default on its other notes. Accordingly, based on the agreement, the January 5, 2012 Note was in default. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $86,324 on its books at March 31, 2013. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Securities (continued)

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

As described elsewhere herein, the Company was in default on its other notes. Accordingly, based on the agreement, the April 5, 2011 Note was in default. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $99,254 on its books at March 31, 2013. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

On August 15, 2006, the Company issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity “Holder”.  On November 10, 2007, the August 2006 Note was amended (the “Amended Note”).  At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest. In contemplation of the completion of the reverse merger, the Company and the holder reached an agreement whereby this Amended Note superseded the August 2006 Note.  The principal amount of the Amended Note is $262,356, is unsecured and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days.  All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default. The principal amount is convertible into 4.8% of the Company shares outstanding. At March 31, 2013, the Company recorded on its books principal and interest in the amount of $318,939. The note is in default and is due and payable at March 31, 2013.

Note 8 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	2,140,000	$0.20
Granted	4,640,000	0.20
Exercised	—	—
Cancelled	1,600,000	0.20
Outstanding at March 31, 2013	5,180,000	$0.20	1.8
Exercisable at March 31, 2013	5,180,000	$0.20	1.8

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants - continued

Options – CelLynx Group, Inc.

At March 31, 2013, CelLynx Group Inc. has the following Options outstanding;

The number and weighted average exercise prices of all options and warrants exercisable as of March 31, 2013, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2012	6,400,000	$0.0008	2.25
Granted	40,000,000	$0.0002	2.0
Expired	—
Outstanding at March 31, 2013	46,400,000	$0.0003	2.1

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to March 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	5,930,000	$0.79
Granted
Exercised	—	—
Expired	980,000	0.25
Outstanding at March 31, 2013	4,950,000	$0.90	2
Exercisable at March 31, 2013	4,950,000	$0.90	2

Note 9 - Related party transactions

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement is comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the 3 month period ended March 31, 2013 the Company paid $19,850 of principal and interest on that note. At March 31, 2013 the Company had a remaining balance to the related party in the amount of $367 (March 31, 2013 - $74,373).

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 10 - Litigation

Prior to the Company’s investment in CelLynx, on November 8, 2011 CelLynx Group, Inc. was a Defendant in an action brought by Dophinshire L.P., a California Limited Partnership(“the Plaintiff”) regarding its office space in Mission Viejo, CA. That action has since been dismissed. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, CSS Properties brought suit against CelLynx, Inc. for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Litigation (continued)

On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement plus 125,000 shares which have been issued. As of March 31, 2013, the Company has recorded $300,000 plus accrued interest aggregating $306,584.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc.., Daniel Bland and James Vandeberg 13-003472(County of Nassau) The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principle amount of the Note, together with accrued and unpaid interest in the unpaid principle amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. The Company and other named defendants have filed an appearance and intend to defend against the law suit.

The Company’s subsidiary CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors were domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. At March 31, 2013, the Compay’s sole Director is not domiciled in BC.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 11 – Subsequent events

Sales of Common Stock

During the period from April 1, 2013 to May 31, 2013, the Company sold the following equity securities;

During the period April 1 2013 to May 31, 2013 the Company issued 7,995,000 units at a price of $0.05 per unit for aggregate proceeds of $399,750. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On April 1, 2013 the Company issued 425,000 units at a price of $0.05 per unit, for services with an aggregate value of $21,250.

On May 15, 2013 the Company issued 200,000 shares at a price of $0.05 per share, for services with an aggregate value of $10,000.

Convertible debenture

On April 21, 2013 the Company entered into an amendment agreement providing for the issuance of a convertible debenture agreement with an investor in the Company upon cancellation of a unit subscription agreement entered into on December 18, 2012 in the amount of $80,000. The convertible debenture yields interest at 8% per annum and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share (See Note 7).

Promissory note

On April 3, 2013 the Company entered into a Promissory note agreement which provides for an initial advance in the amount of $35,000. Pursuant to the terms of that Promissory Note, should the proceeds be repaid 90 days subsequent to the date of advance, no interest will be payable on the advance. Should the amount not be repaid within that 90 day period, then interest at a rate of 12% will be accrued as payable and the loan may be converted into common stock at a conversion rate equal to a 60 percent discount to market determined as the lowest trade price for a period of 25 trade days prior to the date of conversion. That discount factor would be increased by 10% should the Company’s stock not be DWAC eligible (Depository Trust Company will accept shares for deposit “electronically” as opposed to “physically) and a further 5% if the shares are not DTC eligible (Depository Trust Company will accept physical stock certificates for deposit from DTC participants), and a further 15% should both be the case. The note agreement provides for the advance of a further $300,000, at the option of the lender.

2013 Stock Option Plan

On May 17, 2013 the Company adopted the 2013 Stock Incentive Plan (the “Plan”). The Plan will offer opportunity to selected employees and consultants to participate in the Company’s growth and encourage them to remain in the service of the Company and to acquire and maintain stock ownership in the Company. A maximum of 20,000,000 shares of Common Stock will be available for issuance under the Plan. As of May 17, 2013, 3,000,000 options with an exercise price of $0.10 were granted under the Plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

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

The market opportunity for the 5BARz technology represents some 6.4 billion cell phone subscribers worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

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

The Market Opportunity

The market opportunity for the 5BARz technology represents more than 6.4 billion cell phone subscribers worldwide and is growing as a result of the following factors;

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

Results of Operations

Three month period ended March 31, 2013 compared to three month period ended March 31, 2012.

	3 Months ended March 31, 2013	3 Months ended March 31, 2012	Difference
Amortization and depreciation	828	190	638
Bank charges & interest	24,560	14,622	9,938
Sales and marketing expenses	47,626	56,688	(9,062)
General and administrative	442,401	435,457	6,944
Total Operating Expenses	515,415	506,957	8,458
Other income (expenses)	28,898	391,927	(363,029)
Net Loss	$(486,517)	(115,030)	(371,487)

The three months ended March 31, 2013 reflects a net loss of $486,517, representing an increase of $371,487 compared to the corresponding three month period ended March 31, 2012. This increase is due in the most part to the fact that the current year figures reflect the operations of the subsidiary Companies, CelLynx Group, Inc., and CelLynx Inc, which were not consolidated subsidiaries in the prior year. Although total operating expenses remained consistent with an increase of $8,458 or 2%, over the net loss of the corresponding quarter in the prior year, the net loss increased due to a reduction of other income items compared to the prior year. During the 3 months ended March 31, 2012 the Company realized a gain on the conversion of debts owed by CelLynx Group, Inc. to the Company in the amount of $376,569 which is the largest component of the other income of $391,927.

Liquidity and Capital Resources

As at March 31, 2013

As at March 31, 2013, the reporting issuers current assets were $67,287 and current liabilities were $3,712,519, which resulted in a working capital deficit of $3,645,232. As at March 31, 2013, current liabilities were comprised in the most part of liabilities that were incurred by CelLynx Group, Inc. in the aggregate amount of $2,688,298 of which $2,189,188 are liabilities incurred in the early stages of development of CelLynx, prior to the acquisition of the Company by 5BARz. The parent Company 5BARz International Inc. has a working capital deficit of some $918,087.

As at March 31, 2013, the Company’s total assets were $4,598,516 comprised of intellectual property in the amount of $3,387,406 and goodwill arising on the acquisition of CelLynx Group, Inc. in the amount of $1,140,246. The intellectual property represents the patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has deposits and prepaid expenses of $67,287 in Switzerland related to their office and operations in 5BARz AG.

As at March 31, 2013, the Company’s total liabilities were $3,712,886 comprised of current liabilities as described above. The increase in liabilities as at March 31, 2013 from year ended December 31, 2012 of $201,751 was due in the most part to the Company financing by way of convertible notes in the amount of $227,428.

Stockholders’ equity decreased from an equity at December 31, 2012 of $1,091,387 to an equity balance of $885,630 at March 31, 2013. This decrease is attributable in the most part to equity sales of common stock during the period of $227,000 being more than offset by a loss during the quarter of $433,354. It should be noted that the stockholders deficit has been decreased by a treasury stock balance of $1,800,000 which represents the shares issued by 5BARz International Inc. to CelLynx Group, Inc. for a 60% interest in the 5BARz intellectual property.

Cash Flows from Operating Activities

For the three month period ended March 31, 2013, net cash flows used in operating activities was $158,838 consisting primarily of cash used for general and administrative expenses.

Cash Flows from Investing Activities

For the three month period ended March 31, 2013, net cash flows used in investing activities was nil.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity and notes payable. For the three month period ended March 31, 2013, net cash flows provided from financing activities was $163,452 comprised of proceeds from the sale of common stock in the amount of $227,000 and the repayment of convertible notes in the amount of $42,500 and $19,483 used to repay amounts due to related parties.

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

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2012, our independent auditors included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2012 and 2011, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have prepared our financial statements assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business

Recent accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this guidance did not have a material effect on the condensed consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

Intangible assets

Acquired patented and unpatented technology, licensing rights and trademarks are capitalized at their acquisition cost or fair value. The legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of March 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on November 8, 2011 CelLynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at March 31, 2013 and are subject to adjustments based on the outcome of negotiation.

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

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and Does 1 - 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement plus 125,000 shares which have been issued. As of March 31, 2013, the Company has recorded $300,000 plus accrued interest aggregating $306,584.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc.., Daniel Bland and James Vandeberg 13-003472(County of Nassau) The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principle amount of the Note, together with accrued and unpaid interest in the unpaid principle amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. The Company and other named defendants have filed an appearance and intend to defend against the law suit.

The Company’s subsidiary CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors were domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. At March 31, 2013, the Company’s sole Director is not domiciled in BC.

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

Ability to continue as a going concern

The Company has incurred net losses of $3,348,287 for the period from inception November 14, 2008, to March 31, 2013. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2013 and to the date of this report we have issued shares of common stock as follows:

On various days during the period from January, 2013 to March, 2013 the Company issued 4,540,000 units at a price of $0.05 per unit for aggregate proceeds of $227,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On January 25, 2013 the Company issued 100,000 units at a price of $0.05 per unit, for services with a total value of $5,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On February 12, 2013 the Company issued 125,000 shares of common stock at a price of $0.06 per share as partial settlement of $7,500 due under a note payable.

On February 15, 2013 the Company issued 1,440,000 shares of common stock at a price of $0.05 per share, for services with a total value of $72,000.

On February 26, 2013 the Company issued 250,000 shares of common stock at a price of $0.04 per share, for services with a total value of $10,000.

On February 26, 2013 the Company issued 91,780 shares of common stock at a price of $0.05 per share, for services with a total value of $4,589.

On March 1, 2013 the Company issued 175,000 shares of common stock at a price of $0.05 per share, for services with a total value of $8,750.

On March 17, 2013 the Company issued 513,827 shares of common stock at a price of $0.05 per share, for services with a total value of $25,691.

On March 31, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for services with a total value of $5,000.

During the period April 1 2013 to May 31, 2013 the Company issued 7,995,000 units at a price of $0.05 per unit for aggregate proceeds of $399,750. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On April 1, 2013 the Company issued 425,000 units at a price of $0.05 per unit, for services with an aggregate value of $21,250.

On May 15, 2013 the Company issued 200,000 shares at a price of $0.05 per share, for services with an aggregate value of $10,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company and certain consolidated subsidiaries are in default under the terms of convertible notes for non-payment when due as follows;

Company	Payee	Principle Amount	Accrued penalty and interest	Total amount due
5Barz International Inc.	Asher Enterprises, Inc. *	$39,000	$50,718	$89,718
	La Jolla Cove Investors *	150,000	156,584	306,584
CelLynx Group, Inc.	Asher Enterprises, Inc.	35,600	22,169	57,769
	Former officers & directors	100,000	85,578	185,578
CelLynx, Inc.	Palomar	262,356	56,583	318,939
Total		$586,956	$371,632	$958,588

*See legal proceedings, page 20

ITEM 4.   MINE SAFETY DISCLOSURES

None

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

5BARz International Inc.
(Registrant)

Date: June 21, 2013	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer