Form 10-Q
period 2013-06-30
5Barz International, Inc.
filed 2013-09-23
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of August 5, 2013 was 133,843,887.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the quarter ended June 30, 2013

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited) a) Condensed Consolidated Balance Sheets as at June 30, 2013 and December 31, 2012	F-1
	b) Condensed Consolidated Statement of Operations for the three and six month period ended June 30, 2013 and 2012 and for the period from inception (November 14, 2008) to June 30, 2013.	F-2
	c) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012 and for the period from inception (November 14, 2008) to June 30, 2013.	F-3
	d) Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon senior securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$104,272	$48,308
Prepaid expenses and deposits	21,544	22,156
TOTAL CURRENT ASSETS	125,816	70,464

FIXED ASSETS:
Equipment, net	3,278	4,406
OTHER ASSETS:
Intangible assets	3,387,406	3,387,406
Goodwill	1,140,246	1,140,246
Total other assets	4,527,652	4,527,652
TOTAL ASSETS	$4,656,746	$4,602,522

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,545,777	$2,445,410
Due to escrow agent	52,321	52,321
Accrued derivative liabilities	59,427	—
Notes payable (net of discount)	1,173,183	993,554
TOTAL CURRENT LIABILITIES	3,830,708	3,491,285
Related party loans	472	19,850

TOTAL LIABILITIES	3,831,180	3,511,135

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 132,493,887 and 117,418,281 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	132,494	117,418
Capital in excess of par value	4,099,463	3,226,802
Deficit accumulated during the development stage	(4,053,221)	(2,971,099)
Accumulated Other Comprehensive Income	16,024	4,272
Non-controlling interest	630,806	713,994
Total stockholders' equity	825,566	1,091,387
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,656,746	$4,602,522

See accompanying notes

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO JUNE 30, 2013
(Unaudited)
					Cumulative,
	3 Months Ended		6 Months Ended		November 14, 2008
Income Statement	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013
Sales	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—

Selling general and administrative expenses:
Amortization and depreciation	300	1,668	1,128	1,858	5,701
Bank charges and interest	4,408	123,302	28,968	137,924	264,831
Sales and marketing expenses	43,742	30,076	91,368	86,764	435,781
Research & development	104,000	—	104,000	0	104,000
General and administrative expenses	541,005	739,493	983,406	1,174,950	3,617,803
Total operating expenses	693,455	894,539	1,208,870	1,401,496	4,428,116

(Loss) from operations	(693,455)	(894,539)	(1,208,870)	(1,401,496)	(4,428,116)

Other income (expense):
Interest income	—	2,232	—	2,340	16,666
Currency gains (losses)	—		—	—	(567)
Change in fair value of derivative liability	6,726	(304,595)	(51,249)	71,974	576,482
Amortization of debt discount on derivative liability	—	(35,316)		(17,665)	(132,897)
Loss on termination of finance agreements	—	—	—	—	(152,676)
Other	—	—	86,873	(1,537)	86,092
Total Other income (expense)	6,726	(337,679)	35,624	55,112	393,100
Net (loss) before non-controlling interest	686,729	(1,232,218)	(1,173,246)	(1,346,384)	(4,035,016)
Non-controlling interest share of net loss	(37,961)	(754,157)	(91,124)	445,874	18,205
Net loss after non-controlling interest	$(648,768)	$(478,061)	$(1,082,122)	$(1,792,258)	$(4,053,221)

Basic (loss) per common share	(0.0057)	(0.0134)	(0.0102)	(0.0128)
Weighted average number of shares outstanding	119,312,610	91,812,982	114,802,447	104,795,294

Other comprehensive income
Foreign currency translation gain (loss)	18,823	3,751	11,752	319
Other comprehensive income	18,823	3,751	11,752	319
Comprehensive (loss)	$(629,945)	$(474,310)	$(1,070,370)	$(1,791,939)

See accompanying notes

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013, and 2012
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2008) TO JUNE 30, 2013
(Unaudited)
			Cumulative,
	6 Months Ended		November 14, 2008
	June 30, 2013	June 30, 2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,173,246)	$(1,346,384)	(4,035,016)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,128	1,858	5,117
Stock based compensation	53,654	—	60,767
Change in fair value of derivative liability	59,427	92,948	(482,023)
Change in debt discount on convertible notes	—	58,989	152,821
Change in warrant liability	—	5,120	14,968
Common shares issued for services	146,030	402,990	951,993
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	278,695	357,043	894,259
Change in prepaid expenses and deposits	612	295	(2,385)
Change in unpaid interest and penalties on notes payable	11,901	76,774	394,432
Change in amount due to escrow agent	—	—	52,322
Net cash from (used in) operating activities	(621,799)	(350,367)	(1,992,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in Cellynx	—	—	(170,000)
Cash in Cellynx - date of acquisition	—	—	3,260
Acquisition of intangible assets	—	—	(4,808)
Purchase of furniture and equipment assets	—	—	(4,653)
Net cash used in investing activities	—	—	(176,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement Cellynx	—	(83,156)	(250,152)
Payment of amount due to Cellynx - intellectual property acquisition	—	—	(242,865)
Proceeds from issuance of convertible notes	35,000	232,500	442,139
Payments of amounts due to related party	(19,378)	(67,380)	(463,701)
Proceeds used to settle notes payable	(91,584)	(65,361)	(159,902)
Proceeds from issuance of common stock	646,750	157,628	2,556,597
Proceeds from issuance of common stock by subsidiary - 5BARz AG	95,223	183,372	375,078
Net cash provided by financing activities	666,011	357,603	2,257,194

Effect of foreign currency exchange	11,752	—	16,024

NET INCREASE IN CASH	55,964	7,236	104,272

CASH, BEGINNING OF PERIOD	48,308	49,209	0

CASH, END OF PERIOD	$104,272	$56,445	$104,272

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$10,858	$15,534	$63,906

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon acquisition of Cellynx Group, Inc.	—	$250,000	$250,000
Settlement of prepaid deposit upon acquisition of Cellynx Group, Inc.	—	$170,000	$170,000
Fair market value of notes converted upon acquisition of Cellynx Group, Inc.	—	$455,000	$521,200
Fair market value of net assets acquired	—	$875,000	$875,000
Conversion of notes payable - Cellynx Group,Inc	$7,200	$69,000	$76,200
Investment in Cellynx intellectual property for shares	—	$1,800,000	$1,800,000
Replacement of common shares acquired with a convertible note	$80,000	—	$80,000
Issuance of convertible note in lieu of accounts payable	$147,428	—	$147,428
Shares issued to settle interest on notes payable	$7,500	—	$7,500
Settlement of accounts payable with common stock	$38,750	—	$38,750

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

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.4% held subsidiary at June 30, 2013. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at June 30, 2013. Results of operations include those operations for subsidiaries acquired from the date of acquisition.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through June 30, 2013 of $4,053,221. The Company has negative cash flows from operations since inception of $1,992,745 and has an accumulated deficit of $4,053,221 at June 30, 2013. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations.

The Company is in default on certain notes payable. Accordingly, any penalties and interest has been accrued as of June 30, 2013 (see Note 7).

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

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on May 13, 2013 for the fiscal year ended December 31, 2012.

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its 94.4% owned subsidiary, 5BARz AG, and it’s 60% owned subsidiary CelLynx Group, Inc. and that Company’s 100% owned subsidiary CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 10 years. Based on its review, the Company concluded that as of June 30, 2013 and December 31, 2012 there was no impairment of its intangible assets.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Based on its review, the Company concluded that as of June 30, 2013 there was no impairment of its goodwill.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2013	$59,427	$—	$—	$59,427
December 31, 2012	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

June 30, 2013
Beginning balance	$—
Change in fair value of derivative liabilities	59,427
Ending balance	$59,427

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

June 30, 2013
Stock price	$0.17
Volatility	221%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	0.002 years

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

As of June 30, 2013 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and six months ended June 30, 2013 or 2012 because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

Stock Based Compensation

The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or options granted

Reclassifications

Certain reclassifications have been made in the financial statements at June 30, 2012 and for the three and six months then ended to conform to the June 30, 2013 presentation. The reclassifications had no effect on net loss.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Acquisition of CelLynx Group, Inc. (continued)

On April 13, 2012 the Company exercised $7,700 under the terms of the convertible line of credit agreement with CelLynx Group, Inc. to acquire a further 51,333,333 shares in the capital stock of CelLynx Group, Inc. On May 15, 2012 the Company exercised a further $58,500 to acquire a further 390,000,000 shares and on May 21, 2013 the Company acquired 375,000,000 shares on the conversion of $9,375 under the convertible line of credit agreement. Each conversion increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from 3rd party convertible note conversions. At June 30, 2013 the Company had a 60% equity ownership in CelLynx Group, Inc.

Note 4 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. During the period from inception (October 6, 2011) to June 30, 2013, sales of those securities aggregated 112,000 shares sold for proceeds of $336,000 CHF ($355,588 USD). At June 30, 2012 the Company holds a 94.4% controlling interest in 5BARz AG represented by 9,438,000 shares. During the 6 month period ended June 30, 2013 the Company sold 20,000 of the securities that it holds in 5BARz AG and the controlling interest in 5BARz AG was reduced by 0.2% to a 94.4% controlling interest.

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

	June 30, 2013	December 31, 2012
Patented and unpatented technology	$3,015,794	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	$3,387,406	$3,387,406
Accumulated amortization		--
Patents and other intangibles, net	$3,387,406	$3,387,406

During the six months ended June 30, 2013 and year ended December 31, 2012 no amortization has been recorded on technology and other intangibles. The intangible assets acquired on December 29, 2011 related to the 5BARz technology will commence amortization with the initial commercial production (commercial viability) of products incorporating the related technology. The Company’s estimated patented and unpatented technology amortization over the next five years is expected to be $886,998.

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

On March 1, 2013 the Company issued 600,000 shares of common stock at a price of $0.05 per share, for aggregate proceeds of $30,000.

On March 17, 2013 the Company issued 513,827 shares of common stock at a price of $0.05 per share, for services with a total value of $25,691.

On March 31, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for services with a total value of $5,000.

On various days during the period from January 1, 2013 to June 30, 2013 the Company issued 11,735,000 units at a price of $0.05 per unit for aggregate proceeds of $586,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On April 1, 2013 the Company issued 425,000 shares and warrants, with a two year term and $0.20 exercise price, in settlement of accounts payable with a total value of $21,250.

On April 10, 2013 the Company issued 600,000 shares of common stock at a price of $0.05 per share, for aggregate proceeds of $30,000.

 On May 15, 2013 the Company issued 200,000 shares of common stock at a price of $0.05 per share for services with a total value of $10,000.

On May 23, 2013 the Company issued 200,000 shares and warrants, with a two year term and $0.20 exercise price, in settlement of accounts payable with a total value of $10,000.

On May 28, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for services with a total value of $5,000

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Convertible Securities

Convertible Promissory Note

On September 20, 2011, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the Note), through which the company borrowed $42,500. The Note bears interest at a rate of 8%, and is due on June 22, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock. On March 20, 2012 the note, along with accrued interest and a prepayment amount was settled in full by the payment of $65,361, and the note was cancelled.

On February 27, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “February 27, 2012 Note”), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. On September 10, 2012, the Company redeemed $12,000 payable on that note, by the issuance of 401,338 common shares at a price of $0.0299 per share.

On May 3, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “May 3, 2012 Note”), through which the Company borrowed $42,500. The proceeds were received by the Company on May 24, 2012. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at the option of the holder at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On September 18, 2012, the Company completed a transaction pursuant to a Promissory Note agreement (the “September 18, 2012 Note”), through which the Company borrowed $13,500. The Note bears interest at a rate of 8%, and is due on March 17, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible at the option of the holder into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion.

On December 12, 2012, the Company had entered into a future agreement to repay the February 27, 2012 Note, May 3, 2012 Note and the September 18, 2012 Note for aggregate payments of $100,000 payable as to $35,000 on December 31, 2012 and $65,000 on February 15, 2013. At this time the notes were no longer convertible and upon the payment of $100,000 would be paid in full. The Company missed its December 31, 2012 payment of $35,000. However, on January 4, 2013, the Company paid $25,000 to the note holder and another $2,500 on January 10, 2013 and a further $15,000 on February 15, 2013. On March 22, 2013, the note holder filed a complaint against the Company (see Note 13). The complaint claims that the Company missed its required payments under the December 12, 2012 agreement. The Company has accrued a default penalty of 50% of the notes payable as well as default interest of 22% per annum from the date of the default. As of June 30, 2013, the Company has recorded the total of $70,140 which includes the original principal balance, the default penalty and interest.

The Company has the option to pay the amount due in cash or in shares as defined in the terms of the notes agreements.

During the six months ended June 30, 2013, the Company made the following payments on the above notes:

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Securities (continued)

January 4, 2013	$25,000
January 10, 2013	$ 2,500
February 15, 2013	$15,000
Total	$42,500

Convertible Debenture Agreements

In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm (La Jolla). As contemplated, the convertible debenture agreement provided that the investor could invest up to $500,000 and convert the principal and unpaid interest into a certain number of shares, 180 days from the date of the agreement. The equity investment agreement provided to Holder the right, from time to time during the term of the Agreement, to invest in the Company through the purchase of up to $5,000,000 of the Company’s Common Stock. Each purchase under this Agreement was to be made at 150% of the “Volume Weighted Average Price” (VWAP) on the day prior to the day the investment is made (the “Purchase Price”). Beginning on the date that is one hundred eighty (180) days following the Issue Date, Holder shall have the right to purchase Common Stock under this Agreement. Provided the VWAP is above $0.06, Holder shall purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date.

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. In the event that $220,000 is paid by July 2, 2013, all amounts will be considered paid. The schedule for payments is January 24, 2013 - $10,000, April 3, 2013 - $30,000, July 2, 2013 - $180,000. The Company issued the 125,000 shares on February 12, 2013, however did not make the schedules cash payments. On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. The $300,000 along with 9% interest aggregating $302,871 have been accrued for at June 30, 2013. Also see litigation note 13.

On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the six month period to June 30, 2013, interest of $5,591 was accrued on the convertible debenture. In connection with the convertible debt the Company recorded $38,460 of derivative liability as of June 30, 2013.

In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. On January17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the six month period to June 30, 2013, interest of $3,419 was accrued on the convertible debenture. In connection with the convertible debt, the Company recorded $20,967 of derivative liability as of June 30, 2013.

On April 3, 2013, the Company entered into a promissory note arrangement with an investment Company, in the principal sum of $335,000 of which $35,000 was paid to the Company at the commencement of the note.

On June 26, 2013, the Company paid a fee of $4,083 in addition to repaying the $35,000. No further funds have been advanced under the promissory note agreement.   As of June 30, 2013 there is no amount outstanding under this promissory note.

CelLynx Group, Inc. – Convertible Promissory Notes

The Company’s subsidiary, CelLynx Group, Inc.(“CelLynx”) has two 8% convertible promissory notes outstanding at June 30, 2013 as follows:

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Securities (continued)

Issue Date	Principal Amount	Date of Maturity	Accrued Interest & penalty
May 24, 2012	$19,500	February 18, 2013	$ 13,975
September 18, 2012	$12,500	June 15, 2013	$ 8,621

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

CelLynx has the option to pay the amounts due in cash or in shares as defined in the terms of the notes agreements. The resulting balances are as follows:

Issue Date	Principal Amount		Accrued Penalty and Interest	Total
May 24, 2012	$19,500	*	$13,976	$33,476
September 18, 2012	$12,500		$8,621	$21,121
Total	$32,000		$22,597	$54,597

*The following conversions of principal to common shares were completed on this note as follows;

Date	Amount converted	Shares issued of CelLynx
November 28, 2012	$10,800	72,000,000
February 19, 2013	$3,600	72,000,000
April 1, 2013	$3,600	72,000,000

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

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Convertible Securities (continued)

CelLynx Group, Inc. – Convertible Promissory Notes (Continued)

On June 5, 2013 the Company entered into a settlement agreement with the holder of the convertible promissory note whereby it was agreed that provided that the Company made a payment of $35,000 on or before September 15, 2013, that the principal balance and accrued penalties and interest on the note and other accounts payable due to the creditor aggregating $170,000 will be settled in full. At June 30, 2013 the Company carried the note payable principal balance of $50,000 due to the holder of the convertible promissory note along with accrued interest and penalties of $36,666.

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

As described elsewhere herein, the Company was in default on its other notes. Accordingly, based on the agreement, the April 5, 2011 Note was in default. The Company has accrued a default penalty of 50% of the note payable as well as default interest at 22% per annum from the date of the default and recorded a total of $103,532 on its books at June 30, 2013. The Company has the option to pay the amount due in cash or in shares as defined in the terms of the note agreement.

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

On August 2, 2013 the Company entered into a settlement and release agreement with the holder of the unsecured promissory note, which requires a payment by the Company on or before September 15, 2013 in the amount of $27,500, for the settlement of the full amount of the note payable in the principal amount of $262,356. At June 30, 2013, the Company recorded on its books principal and interest in the full amount of $318,939.

Note 8 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	0	$0.0
Granted	4,000,000	0.10
Exercised	—	—
Cancelled	—	0.00
Outstanding at June 30, 2013	4,000,000	$0.10	2.9
Exercisable at June 30, 2013	4,000,000	$0.10	2.9

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants (continued)

On May 17, 2013 the Company established the 2013 stock incentive plan for the Company. On that date 4,000,000 stock options were issued to officers of the Company to acquire common stock at a price of $0.10 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. At May 17, 2013, the Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

May 17, 2013
Stock price	$0.097
Volatility	225%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	3.0 years

In addition to the stock options issued pursuant to the 2013 stock option plan as provided above, the Company issued 2,000,000 shares (valued at $160,000) to be provided to the CTO of the Company to be vested over a period which is the sooner of (i) 12 months, or (ii) the successful completion of the beta test unit as specified in working with the Company’s collaborative partner, a multi-national wireless operator.

At May 17, 2013, the fair value of the options were determined to be $367,925 based upon the assumption provided above. The option valuations are being amortized over vesting terms ranging from 1-3 years. The stock commitment is being amortized over a one year vesting term. For the period ended June 30, 2013, $49,662 was amortized to expense.

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	2,140,000	$0.20
Granted	12,460,000	0.20
Exercised	—	—
Cancelled	1,600,000	0.20
Outstanding at June 30, 2013	13,000,000	$0.20	1.7
Exercisable at June 30, 2013	13,000,000	$0.20	1.7

Options – CelLynx Group, Inc.

At June 30, 2013, CelLynx Group Inc. has the following Options outstanding;

The number and weighted average exercise prices of all options and warrants exercisable as of June 30, 2013, are as follows:

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants - continued

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2012	6,400,000	$0.0008	0
Granted	40,000,000	$0.0002	1.8
Expired	6,400,000	0.0008	0
Outstanding at June 30, 2013	40,000,000	$0.0002	1.8

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to June 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	5,930,000	$.79
Granted
Exercised	—	—
Expired	1,430,000	0.10
Outstanding at June 30, 2013	4,500,000	$0.96	1.6
Exercisable at June 30, 2013	4,500,000	$0.96	1.6

Note 9 - Related party transactions

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement was comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock. That amount was paid in full along with interest at a rate of 5% per annum. That note payable was paid in full by June 30, 2012.   At June 30, 2013 the Company had a balance due to the related party in the amount of $471 (December 31, 2012 - $19,850).

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

On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement plus 125,000 shares which have been issued. On May 22, 2013 the Company made an initial repayment on the loan in the amount of $10,000. As of June 30, 2013, the Company has recorded $300,000 plus accrued interest aggregating $302,796. On May 22, 2013 the Company made an initial repayment in the amount of $10,000 on this liability.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc., Daniel Bland and James Vandeberg 13-003472(County of Nassau). The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principal amount of the Note, together with accrued and unpaid interest in the unpaid principal amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. The Company and other named defendants have filed an appearance and intend to defend against the law suit. On June 30, 2013, the other named defendants were dismissed as defendants in the above referenced action.

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

Note 11 – Subsequent events

Sales of Common Stock

During the period from July 1, 2013 to August 5, 2013, the Company sold the following equity securities;

During the period July 1 2013 to August 5, 2013 the Company issued 1,350,000 units at a price of $0.10 per unit for aggregate proceeds of $135,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.30 per share acquired, with a two year warrant term.

Lease Agreements

On  July 1, 2013, the Company entered into an office lease agreement for an office facility in New York, NY. The office lease provides for a monthly payment of $1,371. The lease term is 15 months ending September 30, 2014.

On August 12, 2013 the Company entered into a lease agreement for a Research and Development facility in San Diego, California. The facility lease provides for a monthly payment of $8,023. The lease term is 39 months ending November 30, 2016.

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

On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At June 30, 2012 the Company held a 94.4% equity interest in that entity. 5BARz AG has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

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

July 2011 – The Company received initial purchase order for the balance of limited production in the 5BARz Road Warrior units comprised of 16,000 units or $3.2 million dollar purchase order. As of December 31, 2012, no units have been shipped in connection with this order.  The Company anticipates starting shipping first units during the quarter ending December 31, 2013.

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

June 2013 – 5BARz enters into collaboration agreement with international wireless operator to deliver a network extender that will be designed and built, based upon the 5BARz patented technology, to meet the specific requirements of that wireless network operator in select geographic regions. The intent is to integrate the 5BARz product into that wireless operator’s portfolio of solutions for coverage improvement.

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

Results of Operations

Three month period ended June 30, 2013 compared to three month period ended June 30, 2012.

	3 Months ended June 30 2013	3 Months ended June 30, 2012	Difference
Amortization and depreciation	$300	1,668	(1,368)
Bank charges & interest	4,408	123,302	(118,894)
Sales and marketing expenses	43,742	30,076	13,666
Research & development	104,000	0	104,000
General and administrative	541,005	739,493	(198,488)
Total Operating Expenses	693,455	894,539	(201,084)
Other income (expenses)	6,726	(337,679)	330,953
Net Income (Loss)	$(686,729)	(1,232,218)	(545,489)

The three months ended June 30, 2013 reflects a net loss of $686,729, representing a decrease in the loss of $545,488 compared to the corresponding three month period loss of $1,232,218 for the period ended June 30, 2012. Operating expenses have declined during the three month period ended June 30, 2013 compared to the corresponding period ended June 30, 2012, with that decline due in part to a rationalization of expenses in the Cellynx Companies, comprised of reduced staffing costs in the amount of $19,500 per month, and a reduction of interest expense on debts in the amount of $13,000. Further, in 5BARz International Inc., the Company reduced its consulting fees in the current period by approximately $100,000 compared to the corresponding period in the prior year, with the largest part comprised of expenses related to the engagement of the Company’s advisory board in the corresponding period in 2012.

Six month period ended June 30, 2013 compared to six month period ended June 30, 2012.

	6 Months ended June 30, 2013	6 Months ended June 30, 2012	Cumulative from November 14, 2008 (inception) to June 30, 2013
Amortization and depreciation	1,128	1,858	5,701
Bank charges & interest	28,968	137,924	264,831
Sales and marketing expenses	91,368	86,764	435,781
Research & development	104,000		104,000
General and administrative	983,406	1,174,950	3,617,803
Total Operating Expenses	1,208,870	1,401,496	4,428,116
Other income (expenses)	35,624	55,112	393,100
Net Loss	$(1,173,246)	`(1,346,384)	$(4,035,016)

The Company has incurred losses from inception, November 14, 2008 to June 30, 2013 in the aggregate amount of $4,053,221. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to June 30, 2012 was $3,999,991, after giving effect to the loss as a shell Company of $53,230 comprised of general and administrative expenses.

The Company’s financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The company will require additional capital to meet its’ long term operating requirements. The Company expects to continue to raise additional capital through a multi faceted strategy to include the further sale of equity securities, debt, and factoring facilities as the Company’s sales progress. In addition in November 2011 the Company engaged BDC Investment AG, from Zurich, Switzerland to raise equity capital for the Company through the sale of up to 49% of the Company’s subsidiary, 5BArz AG, common stock. 5BARz AG was incorporated in Zurich Switzerland and engaged in the marketing and distribution of the 5BARz products in Switzerland, Germany and Austria. The financial results provided above also reflect the results of operations of Cellynx Group, Inc. (a Nevada Corporation) and its wholly owned subsidiary Cellynx, Inc. ( a California Corporation) since the date of acquisition March 30, 2012. That acquisition was completed to provide a synergy between 5BARz, which was formerly engaged in the commercialization of the 5BARz technology and Cellynx, the original developer of the 5BARz technology.

Our net loss for the six month period ended June 30, 2013 was $1,173,246 compared to a net loss of $1,346,384 for the corresponding period for the prior year. The loss from operations was $1,208,870 representing a decrease of $192,626 over the corresponding period in the prior fiscal year. This reduction of expenses was comprised of a reduction in consulting fees arising from a rationalization of ongoing costs in Cellynx Group, Inc. after acquisition and a reduction in consulting fees in 5BARz International, Inc IT should also be noted that Research and development costs have increased by $104,000 representing consulting fees associated with the further development of the Company’s technology.

During the six month period ended June 30, 2013, the Company incurred general and administrative expenses of $983,406 compared to $1,174,950 incurred during the six months ended June 30, 2012. The differential in these costs are accounted for almost entirely by a reduction of consulting fees.

Our net loss during the six month period ended June 30, 2013 was $1,173,246 or $0.0102 per share compared to a loss from operations of $1,346,384 or $0.0128 per share during the six months ended June 30, 2012. The weighted average number of shares outstanding was 114,802,447 for the six month period ended June 30, 2013 compared to 104,795,294 for six month period ended June 30, 2012, after giving retroactive effect to the 18 for 1 forward stock split completed on November 29, 2010 and the subsequent cancellation of 87,800,000 shares on December 30, 2010.

Liquidity and Capital Resources

As at June 30, 2013

As at June 30, 2013, the reporting issuer’s current assets were $125,816 and current liabilities were $3,830,708, which results in a working capital deficit of $3,704,892. As at June 30, 2013, current liabilities were comprised in the most part of liabilities that were incurred by CelLynx Group, Inc. in the aggregate amount of $2,738,110 of which $1,802,202 are liabilities incurred in the early stages of development of CelLynx, prior to the acquisition of the Company by 5BARz. The parent Company, 5BARz International Inc., has a working capital deficit of $967,439.

As at June 30, 2013, the Company’s total assets were $4,656,746 comprised of intellectual property in the amount of $3,387,406 and goodwill arising on the acquisition of CelLynx Group, Inc. in the amount of $1,140,246. The intellectual property represents the patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has deposits and prepaid expenses of $69,424 in Switzerland related to their office and operations in 5BARz AG.

As at June 30, 2013, the Company’s total liabilities were $3,831,180 comprised of current liabilities as described above. The increase in liabilities as at June 30, 2013 from year ended December 31, 2012 of $320,045 was the result of an increase in notes payable of $179,629, and the balance due in the most part to accrued but unpaid consulting fees incurred by the Company.

Stockholders’ equity decreased from an equity at December 31, 2012 of $1,091,387 to an equity balance of $825,566 at June 30, 2013. This decrease of $265,821 is attributable in the most part to equity sales of common stock during the period of $831,530 being offset by a loss during the six month period ended June 30, 2013 of $1,173,246.

Cash Flows from Operating Activities

For the six month period ended June 30, 2013, net cash flows used in operating activities was $621,799 consisting primarily of cash used for general and administrative expenses.

Cash Flows from Investing Activities

For the six month period ended June 30, 2013, net cash flows used in investing activities was nil.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity. For the six month period ended June 30, 2013, net cash flows provided from financing activities was $666,011 comprised of proceeds from the sale of common stock in the amount of $646,750 and the repayment of convertible notes in the amount of $91,583 and repayment of amounts due to related parties of $19,378.

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

Material Commitments

As of the date of this Quarterly Report, the Company has entered into a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars. This is a subsidiary Company, and this funding will be paid when proceeds come available. The commitment to fund and debts provided under the line of credit agreement mature October 5, 2013.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of June 30, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on November 8, 2011 CelLynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at June 30, 2013 and are subject to adjustments based on the outcome of negotiation.

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

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and Does 1 - 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement plus 125,000 shares which have been issued. As of June 30, 2013, the Company has recorded $300,000 plus accrued interest aggregating $306,584. On May 22, 2013 the Company made an initial repayment in the amount of $10,000 on this liability.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc., Daniel Bland and James Vandeberg 13-003472(County of Nassau). The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principal amount of the Note, together with accrued and unpaid interest in the unpaid principal amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. The Company and other named defendants have filed an appearance and intend to defend against the law suit. On June 30, 2013, the other named defendants were dismissed as defendants in the above referenced action.

The Company’s subsidiary CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors were domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. On December 7, 2011 a partial revocation of the cease trade order was issued by the BCSC to permit a dealer to sell shares. At June 30, 2013, the Company’s sole Director is not domiciled in BC and the Company has contacted the BCSC for a full revocation order.

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

Ability to continue as a going concern

The Company has incurred net losses of 4,053,221 for the period from inception November 14, 2008, to June 30, 2013. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2013 and to the date of this report we have issued shares of common stock as follows:

On various days during the period from January 1, 2013 to June 30, 2013 the Company issued 11,735,000 units at a price of $0.05 per unit for aggregate proceeds of $586,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

On March 1, 2013 the Company issued 600,000 shares of common stock at a price of $0.05 per share, for aggregate proceeds of $30,000.

On April 10, 2013 the Company issued 600,000 shares of common stock at a price of $0.05 per share, for aggregate proceeds of $30,000.

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

On April 1, 2013 the Company issued 425,000 shares and warrants, with a two year term and $0.20 exercise price, in settlement of accounts payable with a total value of $21,250.

On May 15, 2013 the Company issued 200,000 shares of common stock at a price of $0.05 per share for services with a total value of $10,000.

On May 23, 2013 the Company issued 200,000 shares and warrants, with a two year term and $0.20 exercise price, in settlement of accounts payable with a total value of $10,000.

On May 28, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for services with a total value of $5,000

During the period July 1 2013 to August 5, 2013 the Company issued 675,000 units at a price of $0.20 per unit for aggregate proceeds of $135,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.50 per share acquired, with a two year warrant term.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company and certain consolidated subsidiaries are in default under the terms of convertible notes for non-payment when due as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due
5Barz International Inc.	Asher Enterprises, Inc. (i)	$39,000	$31,140	$70,140
	La Jolla Cove Investors (i)	140,000	162,871	302,871
CelLynx Group, Inc.	Asher Enterprises, Inc. (i)	32,000	22,597	54,597
	Former officers & directors (ii)	100,000	90,198	190,198
CelLynx, Inc.	Investment firm (iii)	262,356	56,583	318,939
Total		$573,356	$363,389	$936,745

(i) See legal proceedings, page 20

(ii) On June 5, 2013 a former officer agreed to settle $50,000 of principal and $36,324 of accrued interest and penalties for $17,265, if paid on or before September 15, 2013.

(iii) The Company and the investment firm entered into a settlement agreement dated August 2, 2013 for the settlement of the principal and accrued interest on this note by payment of $27,500 on or before September 15, 2013.

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

5BARz International Inc.
(Registrant)

Date: September 23, 2013	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer