Form 10-Q
period 2013-09-30
5Barz International, Inc.
filed 2013-12-11
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1258321

5BARz International Inc.

 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1218 Third Ave., Suite 505 Seattle, Washington	92121
(Address of principal executive offices)	(Zip Code)

877-723-7255

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of November 18, 2013 was 160,038,990.

.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the quarter ended September 30, 2013

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited) a) Condensed Consolidated Balance Sheets as at September 30, 2013 and December 31, 2012	F-1
	b) Condensed Consolidated Statement of Operations for the three and nine month period ended September 30, 2013 and 2012 and for the period from inception (November 14, 2008) to September 30, 2013.	F-2
	c) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the period from inception (November 14, 2008) to September 30, 2013.	F-3
	d) Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon senior securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$143,754	$48,308
Prepaid expenses and deposits	61,075	22,156
TOTAL CURRENT ASSETS	204,829	70,464

FIXED ASSETS:
Equipment, net	7,015	4,406
OTHER ASSETS:
Intangible assets	3,387,406	3,387,406
Goodwill	1,140,246	1,140,246
Total other assets	4,527,652	4,527,652
TOTAL ASSETS	$4,739,496	$4,602,522

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,562,262	$2,445,410
Due to escrow agent	52,321	52,321
Accrued derivative liabilities	60,772	—
Notes payable (net of discount)	1.089,882	993,554
TOTAL CURRENT LIABILITIES	3,765,237	3,491,285
Related party loans	472	19,850

TOTAL LIABILITIES	3,765,709	3,511,135

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 138,403,772 and 117,418,281 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	138,404	117,418
Capital in excess of par value	5,179,130	3,226,802
Deficit accumulated during the development stage	(4,989,290)	(2,971,099)
Accumulated other comprehensive income	27,250	4,272
Non-controlling interest	618,293	713,994
Total stockholders' equity	973,787	1,091,387
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,739,496	$4,602,522

See accompanying notes

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO SEPTEMBER 30, 2013
(Unaudited)
					Cumulative,
	3 Months Ended		9 Months Ended		November 14, 2008
Income Statement	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	to Sept. 30, 2013
Sales	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—

Selling general and administrative expenses:
Amortization and depreciation	495	831	1,623	2,689	6,196
Bank charges and interest	15,889	2,957	44,857	140,881	280,720
Sales and marketing expenses	36,514	7,871	127,882	94,635	472,295
Research & development	201,958	—	305,958	0	305,958
General and administrative expenses	770,506	332,403	1,753,912	1,507,354	4,388,309
Total operating expenses	1,025,362	344,062	2,234,231	1,745,559	5,453,477

(Loss) from operations	(1,025,362)	(344,062)	(2,234,231)	(1,745,559)	(5,453,477)

Other income (expense):
Interest income	—	(1,128)	—	1,212	16,666
Currency gains (losses)	—	—	—	—	(567)
Change in fair value of derivative liability	(1,346)	(147,530)	(52,594)	(75,556)	577,492
Amortization of debt discount on derivative liability	—	(74,623)	—	(92,288)	(132,897)
Loss on termination of finance agreements	—	—	—	—	(152,676)
Other	86,060	—	172,933	(1,537)	169,797
Total Other income (expense)	84,715	(225,195)	120,339	(168,169)	477,815
Net (loss) before non-controlling interest	(940,647)	(569,258)	(2,113,892)	(1,915,642)	(4,975,662)
Non-controlling interest share of net loss	(4,577)	139	(95,701)	446,013	13,628
Net loss after non-controlling interest	$(936,070)	$(569,397)	$(2,018,191)	$(2,361,655)	$(4,989,290)

Basic (loss) per common share	(0.0075)	(0.0052)	(0.0178)	(0.0188)
Weighted average number of shares outstanding	125,414,735	108,607,401	118,545,298	102,081,180

Other comprehensive income
Foreign currency translation gain (loss)	11,227	(2,054)	22,979	(1,735)
Other comprehensive income	11,227	(2,054)	22,979	(1,735)
Comprehensive (loss)	$(924,843)	$(571,451)	$(1,995,212)	$(2,363,390)

See accompanying notes

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013, and 2012
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2008) TO SEPTEMBER 30, 2013
(Unaudited)
			Cumulative,
	9 Months Ended		November 14, 2008
	September 30, 2013	September 30, 2012	to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,113,892)	$(1,915,642)	(4,975,662)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,623	2,689	5,612
Stock based compensation	515,123	—	522,236
Change in fair value of derivative liability	60,772	240,478	(480,678)
Change in debt discount on convertible notes	—	133,6129	152,821
Change in warrant liability	—	5,120	14,968
Common shares issued for services	220,139	452,990	1,064,852
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	319,260	506,279	891,747
Change in prepaid expenses and deposits	(38,920)	3,053	(41,700)
Change in unpaid interest and penalties on notes payable	(44,545)	91,507	342,096
Change in amount due to escrow agent	—	—	52,322
Net cash from (used in) operating activities	(1,080,440)	(479,913)	(2,451,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in CelLynx	—	—	(170,000)
Cash in CelLynx - date of acquisition	—	—	3,260
Acquisition of intangible assets	—	—	(4,808)
Purchase of furniture and equipment assets	(3,103)	—	(7,756)
Net cash used in investing activities	(3,103)	—	(179,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement CelLynx	—	(83,156)	(250,152)
Payment of amount due to CelLynx - intellectual property acquisition	—	—	(242,865)
Proceeds from issuance of convertible notes	35,000	258,500	442,139
Payments of amounts due to related party	(19,378)	(97,612)	(463,701)
Proceeds used to settle notes payable	(151,584)	(95,942)	(219,901)
Proceeds from issuance of common stock	1,196,750	279,628	3,106,597
Proceeds from issuance of common stock by subsidiary - 5BARz AG	95,222	221,615	375,078
Net cash provided by financing activities	1,156,010	483,033	2,747,194

Effect of foreign currency exchange	22.979	(1,735)	27,251

NET INCREASE IN CASH	95,446	1,385	143,754

CASH, BEGINNING OF PERIOD	48,308	49,209	0

CASH, END OF PERIOD	$143,754	$50,594	$143,754

Supplementary disclosure of cash flow information
Cash paid for interest	$13,374	$15,534	$70,194

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon acquisition of CelLynx Group, Inc.	—	$250,000	$250,000
Settlement of prepaid deposit upon acquisition of CelLynx Group, Inc.	—	$170,000	$170,000
Fair market value of notes converted upon acquisition of CelLynx Group, Inc.	—	$455,000	$521,200
Fair market value of net assets acquired	—	$875,000	$875,000
Conversion of notes payable - CelLynx Group,Inc	$7,200	$81,000	$76,200
Investment in CelLynx intellectual property for shares	—	$1,800,000	$1,800,000
Replacement of common shares acquired with a convertible note	$80,000	—	$80,000
Issuance of convertible note in lieu of accounts payable	$147,428	—	$147,428
Shares issued to settle interest on notes payable	$7,500	—	$7,500
Settlement of accounts payable with common stock	$31,250		$31,250

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

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.4% held subsidiary at September 30, 2013. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at September 30, 2013. Results of operations include those operations for subsidiaries acquired from the date of acquisition.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through September 30, 2013 of $4,975,662. The Company has negative cash flows from operations since inception of $2,451,387 and has an accumulated deficit of $4,989,290 at September 30, 2013. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations.

The Company is in default on certain notes payable. Accordingly, any penalties and interest has been accrued as of September 30, 2013 (see Note 7).

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

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on May 13, 2013 for the fiscal year ended December 31, 2012.

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

Capitalized costs for patents are amortized on a straight-line basis over the remaining twenty-year legal life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 10 years. Based on its review, the Company concluded that as of September 30, 2013 and December 31, 2012 there was no impairment of its intangible assets.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Based on its review, the Company concluded that as of September 30, 2013 there was no impairment of its goodwill.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2013	$60,772	$—	$—	$60,772
December 31, 2012	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

September 30, 2013
Beginning balance	$—
Change in fair value of derivative liabilities	60,772
Ending balance	$60,772

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

September 30, 2013
Stock price	$0.14
Volatility	240%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	0.002 years

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

As of September 30, 2013 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities were not included in the calculation of loss per common share for the three and nine months ended September 30, 2013 or 2012 because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

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

Certain reclassifications have been made in the financial statements at September 30, 2012 and for the three and nine months then ended to conform to the September 30, 2013 presentation. The reclassifications had no effect on net loss.

Recent accounting pronouncements

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

On April 13, 2012 the Company exercised $7,700 under the terms of the convertible line of credit agreement with CelLynx Group, Inc. to acquire a further 51,333,333 shares in the capital stock of CelLynx Group, Inc. On May 15, 2012 the Company exercised a further $58,500 to acquire a further 390,000,000 shares and on May 21, 2013 the Company acquired 375,000,000 shares on the conversion of $9,375 under the convertible line of credit agreement. Each conversion increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from 3rd party convertible note conversions. At September 30, 2013 the Company had a 60% equity ownership in CelLynx Group, Inc.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. During the period from inception (October 6, 2011) to September 30, 2013, sales of those securities aggregated 122,000 shares sold for proceeds of $366,000 CHF ($372,728 USD). At September 30, 2012 the Company holds a 94.3% controlling interest in 5BARz AG represented by 9,428,000 shares. During the 9 month period ended September 30, 2013 the Company sold 30,000 of the securities that it holds in 5BARz AG and the controlling interest in 5BARz AG was reduced by 0.3% to a 94.3% controlling interest.

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

	September 30, 2013	December 31, 2012
Patented and unpatented technology	$3,015,794	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	$3,387,406	$3,387,406
Accumulated amortization		—
Patents and other intangibles, net	$3,387,406	$3,387,406

During the nine months ended September 30, 2013 and year ended December 31, 2012 no amortization has been recorded on technology and other intangibles. The intangible assets acquired on December 29, 2011 related to the 5BARz technology will commence amortization with the initial commercial production (commercial viability) of products incorporating the related technology. The Company’s estimated patented and unpatented technology amortization over the next five years is expected to be $886,998.

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

On March 29, 2012 the Company issued 9,000,000 shares of common stock at a price of $0.20 per share in payment to CelLynx Group, Inc. for a 60% for aggregate proceeds of $1,800,000. The shares were issued to acquire the 5BARz cellular technology rights. These consolidated financial statements do not reflect the shares as issued.

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

On December 12, 2012 the Company issued 400,000 units at a price of $0.05 per unit for aggregate proceeds of $20,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term. On December 17, 2012 the Company issued 1,200,000 units at a price of $0.05 per unit for aggregate proceeds of $60,000. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term. During the quarter ended March 31, 2013 the Company entered into an amending agreement with the unit holder and agreed to cancel the shares and warrants in lieu of the issuance of a convertible debenture.

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

On July 1, 2013 the Company issued 331,200 shares and warrants, with a two year term and $0.20 exercise price, for services with a total value of $66,240.

On various days during the period July 25, 2013 to November 18, 2013 the Company issued 27,213,904 units at a price of $0.10 per unit for an aggregate amount of $2,721,390. Of that amount, $2,116,980 was paid in cash and $604,410 was paid by way of settlement of accounts payable and notes payable. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant. The private placement includes proceeds of $1,566,980 which was raised subsequent to September 30, 2013, and is not included in the balance sheet at September 30, 2013.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Convertible Securities

Convertible Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest & penalty	Balance September 30, 2013	Balance December 31, 2012
February 27, 2012	$—	(a)	$2,771	$2,771	$40,832
May 3, 2012	42,500	(b)	9,380	51,880	67,131
September 18, 2012	13,500	(c)	2,654	16,154	20,712
February 3, 2012	30,000	(d)	112,649	142,649	207,500
June 8, 2012	50,000	(d)	56,658	106,658	100,000
December 17, 2012	80,000	(e)	5,032	85,032	—
January 8, 2013	147,428	(f)	8,563	155,991	—
Notes payable – 5BARz International Inc.	$363,428		$197,707	$561,135	$436,175

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest & penalty	Balance September 30, 2013	Balance December 31, 2012
November. 10, 2007	$262,356	(g)	$61,844	$324,200	$316,693
April 5, 2011	50,000	(h)	34,962	84,962	98,613
January 5, 2012	50,000	(i)	31,948	81,948	80,438
May 24, 2012	19,500	(j)	4,588	24,088	42,433
September 12, 2012	12,500	(k)	1,049	13,549	19,202
Notes payable CelLynx Group, Inc.	$394,356		$134,391	$528,747	$557,379
Total	$757,784		$332,098	$1,089,882	$993,554

(a)	On February 27, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “February 27, 2012 Note”), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. On September 10, 2012, the Company redeemed $12,000 payable on that note, by the issuance of 401,338 common shares at a price of $0.0299 per share. On January 4, 2013 the Company repaid $25,000 leaving a balance due of $2,771. That amount was paid in full on October 11, 2013 and the note was cancelled.
(b)	On May 3, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “May 3, 2012 Note”), through which the Company borrowed $42,500. The proceeds were received by the Company on May 24, 2012. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at the option of the holder at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. The balance due under the note with accrued interest on September 30, 2013 was $51,880. That amount was paid in full on October 11, 2013 and the note was cancelled.

 5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Convertible Securities - continued

(c)	On September 18, 2012, the Company completed a transaction pursuant to a Promissory Note agreement (the “September 18, 2012 Note”), through which the Company borrowed $13,500. The Note bears interest at a rate of 8%, and is due on March 17, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible at the option of the holder into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. The amount due under the note agreement along with accrued interest on September 30, 2013 was $16,154. That amount was paid in full on October 11, 2013 and the note was cancelled.

(d)	In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm (La Jolla). On February 3, 2012 the investment firm advanced $100,000, and on June 8, 2013 they advanced $50,000 to the Company. As contemplated, the convertible debenture agreement provided that the investor could invest up to $500,000 and convert the principal and unpaid interest into a certain number of shares, 180 days from the date of the agreement. The equity investment agreement provided to Holder the right, from time to time during the term of the Agreement, to invest in the Company through the purchase of up to $5,000,000 of the Company’s Common Stock. Each purchase under this Agreement was to be made at 150% of the “Volume Weighted Average Price” (VWAP) on the day prior to the day the investment is made (the “Purchase Price”). Beginning on the date that is one hundred eighty (180) days following the Issue Date, Holder shall have the right to purchase Common Stock under this Agreement. Provided the VWAP is above $0.06, Holder shall purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date.

On August 2, 2012 and August 13, 2012, the Company received conversion notices that materially conflict with the parties’ negotiations and the terms of the agreement. The Company offered to repay the amounts invested along with accrued interest and additional share compensation, but arrived at no settlement.

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. The Company issued the 125,000 shares on February 12, 2013. On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. The $300,000 along with 9% interest aggregated $319,307 and has been accrued at September 30, 2013. During the nine months ended September 30, 2013 the Company repaid $70,000, leaving a balance of $249,307 payable at September 30, 2013. Subsequent to September 30, 2013 the Company paid $50,000 on October 23, 2013 and $50,000 on November 12, 2013, leaving a residual balance due of $149,307.

(e)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. On January17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the nine month period to September 30, 2013, interest of $5,032 was accrued on the convertible debenture. In connection with the convertible debt, the Company recorded $21,440 of derivative liability as of September 30, 2013.

(f)	On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the nine month period to September 30, 2013, interest of $8,563 was accrued on the convertible debenture. In connection with the convertible debt the Company recorded $39,332 of derivative liability as of September 30, 2013.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Convertible Securities - continued

(g)	On August 15, 2006, CelLynx, Inc. issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity “Holder”. On November 10, 2007, the August 2006 Note was amended (the “Amended Note”). At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest. In contemplation of the completion of the reverse merger, the Company and the holder reached an agreement whereby this Amended Note superseded the August 2006 Note. The principal amount of the Amended Note is $262,356, is unsecured and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default. The principal amount is convertible into 4.8% of the Company shares outstanding. On August 2, 2013 the Company entered into a settlement and release agreement with the holder of the unsecured promissory note, which required a payment by the Company on or before September 15, 2013 in the amount of $27,500, for the settlement of the full amount of the note payable in the principal amount of $262,356. On October 24, 2013, the parties agreed to settle the debt by issuance of 275,000 units at a price of $0.10 per unit with each unit comprised of one (1) common share of 5BARz and one share purchase warrant at $0.30, exercisable for a period of two years. At September 30, 2013, the note payable was carried at an amount of $324,200.

(h)	On April 5, 2011, CelLynx Group, Inc. entered into a Securities Purchase Agreement with a former director of CelLynx Group, Inc., in connection with the purchase of a Convertible Promissory Note. Pursuant to the convertible note agreement the former director loaned to CelLynx Group, Inc. the principal amount of $50,000. The Note bears interest at a rate of 8%, and was due on January 5, 2012. Pursuant to the terms of the note, the principle and accrued interest could have been converted into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. On November 8, 2013, the parties agreed to settle the note principle and accrued interest by issuance of 603,780 units at a price of $0.10 per unit with each unit comprised of one (1) common share of 5BARz and one share purchase warrant at $0.30, exercisable for a period of two years. At September 30, 2013, the note payable and accrued interest was carried at an amount of $84,962.

(i)	On January 5, 2012, CelLynx Group, Inc. issued a note in the amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and was due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. On June 5, 2013 the Company entered into a settlement agreement with the holder of the convertible promissory note whereby it was agreed that provided that the Company made a payment of $35,000 on or before September 15, 2013, that the principal balance and accrued penalties and interest on the note and other accounts payable due to the creditor aggregating $170,000 will be settled in full. That cash payment was not made. On October 25, 2013 the parties agreed to settle the note principle and accrued interest and other payables aggregating by issuance of 440,000 units at a price of $0.10 per unit with each unit comprised of one (1) common share of 5BARz and one share purchase warrant at $0.30, exercisable for a period of two years. At September 30, 2013, the note payable and accrued interest was carried at an amount of $81,948.

(j)	On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 24, 2012, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $18,000 payable on that note, by the issuance of CelLynx Group, Inc. common shares. The note principle and accrued interest outstanding at September 30, 2013 was $24,088.

(k)	On September 12, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The note was carried at $13,549 comprised of principle and interest due at September 30, 2013.

Subsequent to year end, December 31, 2012 the Company had received a notice of default on notes entered into with the lender. Accordingly all notes to the lender had been recorded at the default amount at December 31, 2012 as the result of a cross default provision in the agreements. The Company accrued a default penalty of 50% of the notes payable as well as default interest at 22% per annum from the date of default.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	0	$0.0
Granted	4,000,000	0.10
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2013	4,000,000	$0.10	2.63
Exercisable at September 30, 2013	4,000,000	$0.10	2.63

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

In addition to the stock options issued pursuant to the 2013 stock option plan as provided above, the Company granted 2,000,000 shares (valued at $160,000) to be provided to the CTO of the Company, to be vested over a period which is the sooner of (i) 12 months of engagement with the Company as CTO, or (ii) the successful completion of the beta test unit as specified in working with the Company’s collaborative partner, a multi-national wireless operator.

At May 17, 2013, the fair value of the options were determined to be $367,925 based upon the assumption provided above. The option valuations are being amortized over vesting terms ranging from 1-3 years. The stock commitment is being amortized over a one year vesting term. For the nine months ended September 30, 2013, $135,653 was amortized to expense.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants - continued

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	2,140,000	$0.20
Granted	21,819,885	0.25
Exercised	—	—
Cancelled	1,600,000	0.20
Outstanding at September 30, 2013	22,359,885	$0.25	1.71
Exercisable at September 30, 2013	22,359,885	$0.25	1.71

During the nine months ended September 30, 2013 the Company granted 21,819,885 warrants of which 17,194.885 were issued as part of a unit in various equity raises.

On September 1, 2013 the Company issued 4,625,000 warrants to a consultant of the Company to acquire common stock at a price of $0.20 per share. At September 1, 2013, the Company measured the warrants issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

September 1, 2013
Stock price	$0.092
Volatility	240%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	2.0 years

At September 1, 2013, the fair value of the  4,625,000 warrants were determined to be $370,979 based upon the assumption provided above. For the period ended September 30, 2013, $370,979 was charged as an expense.

Options – CelLynx Group, Inc.

At September 30, 2013, CelLynx Group Inc. has the following Options outstanding;

The number and weighted average exercise prices of all options and warrants exercisable as of September 30, 2013, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2012	6,400,000	$0.0008	0
Granted	65,000,000	$0.0002	4.5
Expired	6,400,000	0.0008	0
Outstanding at September 30, 2013	65,000,000	$0.0002	4.5

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants - continued

On August 28, 2013, the Board of Directors of CelLynx Group, Inc. extended the terms and granted additional options to various former employees and directors. The options were expiring as a result of the termination of term of employment of each option holder. The Company has re-valued those options as a result of the significant change in terms thereof. At August 28, 2013, the Company measured the options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

August 28, 2013
Stock price	$0.0002
Volatility	479%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	4.5 years

The fair value of the options to purchase 65,000,000 shares of CelLynx common stock were determined to be $4,500 based upon the assumption provided above. The option valuations are being fully vesting at the date of issuance. For the period ended September 30, 2013, $4,500 was amortized to expense.

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to September 30, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	5,930,000	$.79
Granted
Exercised	—	—
Expired	1,430,000	0.10
Outstanding at September 30, 2013	4,500,000	$0.96	1.4
Exercisable at September 30, 2013	4,500,000	$0.96	1.4

Note 9 - Related party transactions

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement was comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock. That amount was paid in full along with interest at a rate of 5% per annum. That note payable was paid in full by June 30, 2012.   At September 30, 2013 the Company had a balance due to the related party in the amount of $472 (December 31, 2012 - $19,850).

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Commitments

Lease Agreements

On  July 1, 2013, the Company entered into an office lease agreement for an office facility in New York, NY. The office lease provides for a monthly payment of $1,371. The lease term is 15 months ending September 30, 2014.

On July 24, 2013 the Company entered into a lease agreement in San Diego, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company s committed over a period of 39 months to minimum lease payments of $281,154.

Note 11 - Litigation

Prior to the Company’s investment in CelLynx, on November 8, 2011 CelLynx Group, Inc. was a Defendant in an action brought by Dophinshire L.P., a California Limited Partnership(“the Plaintiff”) regarding its office space in Mission Viejo, CA. That action has since been dismissed. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at September 31, 2013 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, CSS Properties brought suit against CelLynx, Inc. for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at September 30, 2013 and are subject to adjustments based on the outcome of negotiation.

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,023 depending on interest charges. It is the intention of CelLynx, Inc. to pay these amounts when proceeds are available.

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

On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement plus 125,000 shares which have been issued. On May 22, 2013 the Company made an initial repayment on the loan in the amount of $10,000. During the quarter ended September 30, 2013 the Company repaid $70,000, leaving a balance of $249,307 payable at September 30, 2013. Subsequent to September 30, 2013 the Company paid $50,000 on October 23, 2013 and $50,000 on November 12, 2013, leaving a residual balance due of $149,307.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Litigation (continued)

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc., Daniel Bland and James Vandeberg 13-003472(County of Nassau). The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principal amount of the Note, together with accrued and unpaid interest in the unpaid principal amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. On October 14, 2013 the lawsuit was settled by payment of $70,805.30, paid by the defendant on October 15, 2013.

On March 29, 2011, the Company’s subsidiary CelLynx Group, Inc. received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC assumed that since two the Company's Directors were domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. The effect of the cease trade order was that CelLynx Group, Inc. shares could not be traded by British Columbia residents. At September 30, 2013, the Company’s sole Director is not domiciled in BC.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 12 – Subsequent events

Issuance of Common Stock

During the period from July 1, 2013 to November 18, 2013, the Company sold the following equity securities;

On November 18, 2013 the Company completed a private placement in the aggregate amount of $2,721,390 by the issuance of 27,213,904 units at a price of $0.10 per unit for aggregate cash proceeds of $2,116,980 and shares issued to settle accounts payable and notes payable of $604,410. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.30 per share acquired, with a two year warrant term.  The cash proceeds received on this private placement after September 30, 2013 was $1,566,980 and the debt component settled after September 30, 2013 was $596,541.

Settlement of Debts

On September 30, 2013, the Company entered into an agreement with CelLynx Group, Inc. for the transfer of liabilities and notes payable in the aggregate amount of $1,440,768 to the Company under the Line of Credit agreement established between the Companies. During the period October 1 to November 18, 2013, the Company settled those liabilities by way of the issuance of $511,957 in securities comprised of the issuance of 5,119,574 units, at a price of $0.10 per unit. Each unit is comprised of one share and one share purchase warrant to acquire a share at a price of $0.30 per unit for a period of 2 years. In addition the Company settled accounts payable in the amount of $92,453 for units on the same terms. As a result, the Company incurred a gain of $928,811 on the settlement of debts.

Lease Agreement

On October 1, 2013 the Company commenced a lease agreement for a 4,337 square foot, Research and Development facility in San Diego, California. The facility lease provides for a monthly payment of $8,023. The lease term is 39 months ending December 31, 2016. The future minimum lease payments are $312,897 over the term of the lease.

Line of Credit Agreement

On September 30, 2013 5BARz International Inc. extended the terms of the line of credit agreement that had been entered into with CelLynx Group, Inc., prior to the maturity date of that agreement of October 5, 2013. In conjunction with the extension of that agreement, CelLynx transferred liabilities and notes payable in the aggregate amount of $1,440,768 to the Company under the Line of Credit agreement. This resulted in an aggregate funding under the terms of the Line of Credit agreement of $2,504,106 to date. The terms of the revised line of credit agreement remained unchanged except that the conversion rights were amended to be at 51% to market, and that the conversion privileges may be amended when the Company CelLynx Group, Inc. no longer have further 3rd party convertible notes

Pro-Forma Financial Information

The financial results reflected in the balance sheet of the Company at September 30, 2013, do not reflect certain debt settlements or the completion of the private placement which was in process at September 30, 2013 and referred to above. The below pro-forma Balance Sheet, integrates the completion of the private placement and debt settlement agreements which were subsequent to September 30, 2013.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED PRO-FORMA BALANCE SHEETS
(Unaudited)
	September 30,	Adjustments	September 30,
	2013		2013
ASSETS			Pro-Forma
CURRENT ASSETS:
Cash	$143,754	(i) 1,566,980	$1,710,734
Prepaid expenses and deposits	61,075		61,075
TOTAL CURRENT ASSETS	204,829		1,771,809

FIXED ASSETS:
Equipment, net	7,015		7,015
OTHER ASSETS:
Intangible assets	3,387,406		3,387,406
Goodwill	1,140,246		1,140,246
Total other assets	4,527,652		4,527,652
TOTAL ASSETS	$4,739,496		$6,306,476

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,562,262	(ii) (1,018,823)	$1,543,439
Due to escrow agent	52,321		52,321
Accrued derivative liabilities	60,772		60,772
Notes payable (net of discount)	1,089,882	(iii) (514,398)	575,484
TOTAL CURRENT LIABILITIES	3,765,237		2,232,016
Related party loans	472		472

TOTAL LIABILITIES	3,765,709		2,232,488

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 160,117,625 shares issued and outstanding as of September 30, 2013 on a pro-forma basis	138,404	21,714	160,118
Capital in excess of par value	5,179,130	2,149,676	7,328,806
Deficit accumulated during the development stage	(4,989,290)	(iv) 928,811	(4,060,479)
Accumulated Other Comprehensive Income	27,250		27,250
Non-controlling interest	618,293		618,293
Total stockholders' equity	973,787		4,073,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,739,496		$6,306,476

(i)	Private placement proceeds received subsequent to September 30, 2012 - $1,566,980
(ii)	Settlement of accounts payable for units $1,018,823
(iii)	Settlement of notes payable for units $514,398
(iv)	Gain on settlement of debts - $928,811

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

Mr. Marcelo Caputo – CEO Telefonica USA

Mr. Finis Connor – Founder of Seagate Technology and Connor Peripherals

Mr. George Lauro – Co-founder of Alteon Capital Partners with Dr. Amelio

March 2012 – 5BARz International Inc. completed the acquisition of a 60% interest in CelLynx Group, Inc. through the acquisition of common shares (the originator of the 5BARz technology), developing a subsidiary for the global deployment of the 5BARz business opportunity, and also acquires a 60% interest in the intellectual property, comprised of patents, patent applications, rights, trademarks and know-how, collectively referred to as the 5BArz technology.

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

November 2013 – 5BARz completes a $2.7 million private placement providing the operating capital necessary to complete the second-generation cellular network extender, to be delivered pursuant to the Company’s collaborative arrangements.

November 2013 – 5BARz establishes “Innovation Center” in San Diego to house the growing engineering division of the Company.

November 2013 – Dr. Gil Amelio accepts appointment to Chairman of the Board of Directors for the Company. Dr. Amelio is an iconic business executive with notable history as a former CEO of Apple Inc., Director of AT&T and the President, CEO and Chairman of National Semiconductor.

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

Cost	• One-time equipment charge only$299 5BARz Road Warrior	• Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service	• Equipment charge starting at $350 for dual band Professional installation starting at $200Higher performance antennas starting at $100
Setup	• Plug ‘n play No adjustments One part works for all carriers	• Carrier-specific set up May require ISP support Currently Voice Only	• Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart
Reliability	• Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connectors • Oscillation suppression circuitry	• Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier command Intermittent handoffs with macro network	• External antennas less reliable Connectors Outdoor mounting Oscillation prone
Installation	• None; Plug ‘n play	• Needs to be collocated with broadband service GPS antenna may need to be installed near a window with a cable going to the femtocell	• Professional installation recommended

MARKETING STRATEGY – 2013

The Company has embarked upon a multi channel marketing strategy with significant emphasis in Latin America as a direct result of the very favorable factors and the stage of development of the cellular markets in South and Central America and Mexico, more fully addressed herein.

During 2011 and 2012, that Company has had several NDA’s signed by major wireless operators in that region for the purpose of analyzing the 5BARz products in their labs. It is the objective of management that the 5BARz products and technology be integrated into the network infrastructure of selected cellular network operators in the region. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets. On June 27, 2013 the Company announced the first collaborative arrangement with a multi-national wireless operator for the development of a cellular network extender designed specifically to operate on the frequencies of that network operator. The Company expects a proliferation of these programs in the upcoming year.

The mobile devices, which will not be carrier specific, will be marketed through more conventional distribution channels, such as the purchase order announced in 2011 with a customer in Mexico for 16,000 units, $3.2 million USD. That order will commence shipments in the last quarter of 2013.In addition, the mobile units will be integrated into the marketplace through integration of the products with Original Equipment Manufacturer’s (OEM’s) with automobile manufacturers, computer manufacturers, mobile home manufacturers etc.

The Company has been expanding its employee/consultant base in Latin America and USA due to significant product interest. Further the Company has set a structure for the development of the German speaking market place in Europe, through a subsidiary operation 5BARz AG in Zurich Switzerland. This regional expansion will be further developed in the upcoming months.

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

Results of Operations

Three month period ended September 30, 2013 compared to three month period ended September 30, 2012.

	3 Months ended September 30 2013	3 Months ended Sep 30, 2012	Difference
Amortization and depreciation	$495	831	(336)
Bank charges & interest	15,889	2,957	12,932
Sales and marketing expenses	36,514	7,871	28,643
Research & development	201,958	0	201,958
General and administrative	770,506	332,404	438,102
Total Operating Expenses	1,025,362	344,062	681,300
Other income (expenses)	84,715	(225,195)	309,910
Net Income (Loss)	$(940,647)	(569,258)	(371,389)

The three months ended September 30, 2013 reflects a net loss of $940,647 representing an increase in the loss of $371,389 compared to the corresponding three month period loss of $569,258 for the period ended September 30, 2012. Operating expenses have increased during the three month period ended September 30, 2013 compared to the corresponding period ended September 30, 2012 by an amount of 681,300, with that increase due to an increase in investor relations and consulting fees of which $461,559 were paid by way of stock paid compensation.. Further, the Company has increased the engineering activities and engineering personnel during the period resulting in an increase in Research and Development of $201,958 over the corresponding period in the prior year.

Nine month period ended September 30, 2013 compared to nine month period ended September 30, 2012.

	9 Months ended September 30, 2013	9 Months ended September 30, 2012	Cumulative from November 14, 2008 (inception) to September 30, 2013
Amortization and depreciation	1,623	2,689	6,196
Bank charges & interest	44,857	140,881	280,720
Sales and marketing expenses	127,882	94,635	472,295
Research & development	305,958	-	305,958
General and administrative	1,753,912	1,507,354	4,388,309
Total Operating Expenses	2,234,231	1,745,559	5,453,477
Other income (expenses)	120,339	(168,169)	477,815
Net Loss	$(2,113,892)	(1,915,642)	$(4,975,662)

The Company has incurred losses from inception, November 14, 2008 to September 30, 2013 in the aggregate amount of $4,975,662. On or about December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to September 30, 2013 was $4,922,432, after giving effect to the loss as a shell Company of $53,230 comprised of general and administrative expenses.

The company will require additional capital to meet its’ long term operating requirements. The Company expects to continue to raise additional capital through a multi faceted strategy to include the further sale of equity securities, debt, and factoring facilities as the Company’s sales progress. In addition in November 2011 the Company engaged BDC Investment AG, from Zurich, Switzerland to raise equity capital for the Company through the sale of up to 49% of the Company’s subsidiary, 5BArz AG, common stock. 5BARz AG was incorporated in Zurich Switzerland and engaged in the marketing and distribution of the 5BARz products in Switzerland, Germany and Austria. The financial results provided above also reflect the results of operations of CelLynx Group, Inc. (a Nevada Corporation) and its wholly owned subsidiary CelLynx, Inc. ( a California Corporation) since the date of acquisition March 30, 2012. That acquisition was completed to provide a synergy between 5BARz, which was engaged for the commercialization of the 5BARz technology and CelLynx, the original developer of the 5BARz technology.

Our net loss for the nine month period ended September 30, 2013 was $2,113,892 compared to a net loss of $1,915,642 for the corresponding period for the prior year. The loss from operations was $2,234,231 representing an increase of $488,672 over the corresponding period in the prior fiscal year. This increase in expenses was comprised of an increase in research and development costs of $305,958 as the Company increases engineering staff in order to complete the second generation Cellular Network extender, in addition general and administrative costs have increased by $228,558 over the corresponding period of the prior year comprised in the most part of consulting fees as the Company sharpens its focus on capital raising efforts. These cost increases were offset by a decrease in interest expense of $96,024 as the Company extinguishes notes payable with interest rates ranging from 4% to 22%.

Our net loss during the nine month period ended September 30, 2013 was $2,113,892 or $0.0178 per share compared to a loss from operations of $1,915,642 or $0.0183 per share during the nine months ended September 30, 2012. The weighted average number of shares outstanding was 118,545,298 for the nine month period ended September 30, 2013 compared to 102,081,180 for nine month period ended September 30, 2012, after giving retroactive effect to the 18 for 1 forward stock split completed on November 29, 2010 and the subsequent cancellation of 87,800,000 shares on December 30, 2010.

Liquidity and Capital Resources

As at September 30, 2013

As at September 30, 2013, the reporting issuer’s current assets were $204,829 and current liabilities were $3,765,236, which results in a working capital deficit of $3,560,407. As at September 30, 2013, current liabilities were comprised in the most part of liabilities that were incurred by CelLynx Group, Inc. in the aggregate amount of $2,646,440 of which $1,802,202 are liabilities incurred in the early stages of development of CelLynx, prior to the acquisition of the Company by 5BARz. Subsequent to September 30, 2013 the Company settled $1,533,221 of those liabilities by the issuance of securities at a value of $604,410, resulting in a gain on the settlement of those debts in the amount of $928,811. Further, during the period July 25, 2013 to November 18, 2013 the Company completed a private placement generating cash of $2,116,980 of which $1,556,980 was raised subsequent to September 30, 2013 and is therefore not reflected in the balance sheet at that date.

The Company has provided a pro-forma balance sheet in the subsequent events note to the financial statements, which reflects the effect of the private placement and debt settlement discussed above.

As at September 30, 2013, the Company’s total assets were $4,739,495 comprised of intellectual property in the amount of $3,387,407 and goodwill arising on the acquisition of CelLynx Group, Inc. in the amount of $1,140,246. The intellectual property represents the patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has deposits and prepaid expenses of $67,553 in Switzerland related to their office and operations in 5BARz AG.

As at September 30, 2013, the Company’s total liabilities were $3,765,236 comprised of current liabilities as described above. The increase in liabilities as at September 30, 2013 from year ended December 31, 2012 of $273,951 was the result of an increase in trade accounts payable of $236,840, and the balance due in the most part to accrued but unpaid consulting fees incurred by the Company.

Stockholders’ equity decreased from an equity at December 31, 2012 of $1,091,387 to an equity balance of $973,787 at September 30, 2013. This decrease of $117,600 is attributable in the most part to equity transactions during the period of $1,973,314 being offset by a loss during the nine month period ended September 30, 2013 of $2,113,892.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2013, net cash flows used in operating activities was $1,080,440 consisting primarily of cash used for general and administrative expenses.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2013, net cash flows used in investing activities was $3,103 comprised of expenditures on equipment assets.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity. For the nine month period ended September 30, 2013, net cash flows provided from financing activities was $1,156,010 comprised of proceeds from the sale of common stock in the amount of $1,291,972 and the repayment of convertible notes in the amount of $151,584 and repayment of amounts due to related parties of $19,378.

We expect that working capital requirements will continue to be funded through further issuances of securities, debt, and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has engaged the services of an investment banking group (Maxim Group) and is working with private investors to secure the financing necessary to commercialize the 5BARz business opportunity. Existing working capital, further sales of equity securities and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Quarterly Report, the Company has entered into a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. At the date of the balance sheet, the funding provided under that commitment was $2,503,764. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. This is a subsidiary Company, and this funding will be paid when proceeds come available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining.

On July 24, 2013 the Company entered into a lease agreement in San Diego, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months to minimum lease payments of $281,154.

Purchase of Significant Equipment

Subsequent to September 30, 2013, the Company entered into an agreement for the acquisition of equipment for use by their engineering group in their innovation center in San Diego, in the amount of $180,000 paid over three years.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on November 8, 2011 CelLynx Group, Inc was a Defendant in an action brought by Dophinshire L.P. regarding its office space in Mission Viejo, CA. That action has since been dismissed. On November 8, 2011, plaintiff brought suit against the Company for unlawful detainer of offices located at 25910 Acero, Suite 370, Mission Viejo, CA 92691 pursuant to a lease agreement, seeking an unspecified amount of damages not to exceed $25,000. The Company has engaged in settlement negotiations with the plaintiff and management expected to settle. CelLynx has since, by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties and has moved the general office to 4014 Calle Isabella, San Clemente, CA 92672. Past due rents have been included in accounts payable at September 30, 2013 and are subject to adjustments based on the outcome of negotiation.

On August 27, 2012, an action was brought against CelLynx Inc. and Does 1-10, in the Superior Court of California, El Dorado County, Case No. PCL20120700. On August 27, 2012, plaintiff brought suit against the Company for unlawful detainer of offices located at 5047 Robert J Matthews Parkway, El Dorado Hills, CA 95762 pursuant to a lease agreement, seeking damages of $24,699, legal fees of $3,000 and late charges of $2,041. The Company had by agreement, vacated the leased premises and continues to negotiate a payout of past due rent and penalties. Past due rents have been included in accounts payable at September 30, 2013 and are subject to adjustments based on the outcome of negotiation.

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

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and Does 1 - 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. The Company issued the 125,000 shares but was unable to meet the payment schedule as provided in the settlement agreement. On March 8, 2013 as a result of the default, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement plus 125,000 shares which have been issued. . On May 22, 2013 the Company made an initial repayment on the loan in the amount of $10,000. During the quarter ended September 30, 2013 the Company repaid $70,000, leaving a balance of $249,307 payable at September 30, 2013. Subsequent to September 30, 2013 the Company paid $50,000 on October 23, 2013 and $50,000 on November 12, 2013, leaving a residual balance due of $149,307.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc., Daniel Bland and James Vandeberg 13-003472(County of Nassau). The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principal amount of the Note, together with accrued and unpaid interest in the unpaid principal amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. October 14, 2013 the lawsuit was settled by payment of $70,805.30, paid by the defendant on October 15, 2013

On March 29, 2011, the Company’s subsidiary CelLynx Group, Inc. received a Cease Trading Order from the British Columbia Securities Commission (BCSC) alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors were domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. On December 7, 2011 a partial revocation of the cease trade order was issued by the BCSC to permit a dealer to sell shares. At September 30, 2013, the Company’s sole Director is not domiciled in BC and the Company has contacted the BCSC for a full revocation order.

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

Ability to continue as a going concern

The Company has incurred net losses of $4,975,662 for the period from inception November 14, 2008, to September 30, 2013. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013 and to the date of this report we have issued shares of common stock as follows:

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

On various days during the period July 25, 2013 to November 18, 2013 the Company issued 27,213,904 units at a price of $0.10 per unit for an aggregate amount of $2,721,390. Of that amount, $2,116,980 was paid in cash and $604,410 was paid by way of settlement of accounts payable and notes payable. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company and certain consolidated subsidiaries are in default under the terms of convertible notes for non-payment when due as follows;

Company	Payee	Principal Amount		Accrued penalty and interest	Total amount due
5BARz International Inc.	La Jolla Cove Investors (i)	$		$149,307	$149,307

CelLynx Group, Inc.	Asher Enterprises, Inc. (i)		32,000	5,109	37,109
Total			$32,000	$154,416	$186,416

(i)	See legal proceedings, page 20

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10 (i)	Line of Credit – Extension agreement *

10 (iii) (B)	Stock Option Plan *

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

99.1	Lease Agreement – San Diego *

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: December 10, 2013	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer