Form 10-K
period 2013-12-31
5Barz International, Inc.
filed 2014-04-14
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

At June 30, 2013, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $15,481,059 based on the closing price of $0.17 as reported on the Over-the-Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of March 15, 2014 was 175,773,105.

DOCUMENTS INCORPORATED BY REFERENCE: None

5BARz International Inc.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 19, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 30, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2013. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

Item 1. Business

5BARz International Inc. (“5BARz” or the “Company”) designs, manufactures and sells a line of cellular network infrastructure devices for use in the office, home and mobile market places. The Companies products incorporate multiple patented technologies to create a highly engineered, single-piece, plug ‘n play device that strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. The 5BARz™ solution represents a critical solution for cellular network carriers in providing a clear, reliable, high quality signal for their subscribers with a growing need for high quality connectivity, especially as relates to the use of data on mobile devices. The Company’s products are engineered to incorporate a great number of features more fully addressed herein.

The Company is in the process of developing the global integration of their products through cellular operators, with each sector of integration to be managed in geographic areas. The initial business focus has been Latin America, with formative developments in the US and Western European market sectors.

Strategy and focus areas

Our focus is on three foundational priorities;

•	Leadership in our core business, maintaining the highest standards in developing highly engineered devices to manage cellular signal in the vicinity of the user.
•	Effective collaboration with cellular network operators to ensure that our products fully meet their needs in providing their subscriber base with a portfolio of state of the art solutions for maintaining excellence in cellular connectivity.
•	Architectural design creation, to facilitate the effective integration of the Companies product into new and innovative applications, such as built into automobiles, computers and numerous other areas of application.

The Company is uniquely positioned to take advantage of recent market transitions. As more and more users are migrating to the use of cellular equipped devices for communication, internet access, navigation and even entertainment, consumer demand for clear and consistent cellular signal has never been more important. In our opinion, this evolution driven by mobile device proliferation is in early stages. 5BARz is uniquely positioned to meet this growing demand with their developing line of product.

The Company has recently unveiled a highly evolved innovative, carrier grade device, incorporating technologies and a combination of functionality which represents the most advanced product developed in this market, to date. This next generation cellular network extender, branded as 5BARz™ incorporates patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signal for voice, data and video reception on cell phones, and other cellular equipped devices.

 The 2014 5BARz Cellular Network Extender recently unveiled at the Mobile World Congress in Barcelona, Spain, March 2014.

This product supports 2G & 3G cellular devices for multi-bands or may be factory tuned for a single channel. The technology has successfully integrated both the send and receive antennae into the single device, and hosts an abundance of features which have never before been integrated into a single portable cellular device.

The Company’s initial product, the Road Warrior, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines. Production of that product has been limited to a volume of 16,000 units, subject to the terms of a single purchase order and development program.

Management at 5BARz are confident that this new cellular device will alleviate much of the frustration experienced by users globally associated with weak or compromised cellular signal. This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas, and highly congested areas such as freeways, and also serves to amplify cellular signal as users move away from cellular towers in urban areas.  The market potential of the technology is far reaching.

The market opportunity for the 5BARz™ technology represents some 6.8 billion cell phone subscribers worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

The 5BARz business opportunity to bring this state of the art technology to market represents a significant step forward in the deployment of micro-cell technology, referred to as a ‘cellular network infrastructure device” in the industry.

Company History

5BARz was incorporated on November 17, 2008 and is a Nevada Corporation. In 2010 the Company acquired the “Master Global Marketing and Distribution Rights” for the marketing and distribution of 5BARz™ products throughout the world from CelLynx Inc., a California based Company. In addition to the acquisition of the marketing and distribution rights, the Company acquired a 60% interest in the underlying intellectual property comprising the 5BARz™ products, and holds a security interest over the balance of those assets.

On March 27, 2012, 5BARz acquired a 60% controlling interest in CelLynx Group Inc. and it’s consolidated subsidiary CelLynx Inc.

On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At December 31, 2013, the Company held a 94.3% equity interest in that entity. 5BARz Ag has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz™ products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

Prior to December 30, 2010 the Registrant was a designated shell Company pursuant to Section 12B-2 of the Exchange Act of 1934, and operated under the name Bio-Stuff Inc. The business of Bio-Stuff was comprised of the development of bio-degradable products. That business was abandoned by the Company in 2010 when the 5BARz business opportunity was acquired.

Milestones

2007: A 5BARz™ working prototype was developed of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths.

July, 2008: Dollardex Group entered into an exclusive “Master Global Marketing and Distribution Agreement” (the “Distribution Agreement”) for the 5BARz™ products.

July 2009: First production run and FCC Certification of 5BARz Road Warrior

August 2009: Field testing and final modification of 5BARz Road Warrior

January 2010: 5BARz Road Warrior Selected as CES Innovations 2010 Design and Engineering Award. Marketing commenced in the Philippines for product designated for the US

January 2011: 5BARz International Inc. acquires the “Master Global Marketing and Distribution Agreement” for the marketing and distribution of 5BARz™ products throughout the world, and enters into agreement for the acquisition of a 50% interest in the underlying intellectual property.

January 2011 – 5BARz International Inc. engages sales agents in Latin America, to present prototype products to R&D departments at major wireless carriers in the region, with positive results.

July 2011 – The Company received initial purchase order for the balance of limited production of the 5BARz Road Warrior units comprised of 16,000 units or a $3.2 million dollar purchase order. The first 1,000 units of this order was shipped early in 2014.

March 2012 – 5BARz incorporated a subsidiary Company, 5BARz Ag, and sub-licensed that entity the Sales and Marketing Rights for the region commonly referred to as the “DACH”, (Germany, Austria and Switzerland). The Company engaged the services of BDC Investment Ag, of Zurich, Switzerland to finance that entity and develop within the German speaking European marketplace.

February/March 2012 – The Company formed an Advisory Board comprised of leading executives within the technology sector to assist in the integration of the 5BARz™ technology and products into global markets. See bios in news – www.5BARz.com

Dr. Gil Amelio – Director ATT, Former CEO – Apple Computer

Mr. Marcelo Caputo – CEO Telefonica USA

Mr. Finis Connor – Founder of Seagate Technology and Connor Peripherals

March 2012 – 5BARz International Inc. completed the acquisition of a 60% interest in CelLynx Group, Inc. (the originator of the 5BARz™ technology), developing a fully integrated subsidiary for the global deployment of the 5BARz™ business opportunity.

August 2012 – Internal Engineering develop functional prototype units of the revised cradle-less 5BARz™ cellular network extender with several new and improved features over the Road Warrior unit.

June 2013 – Company enters into a Technical Collaboration with a leading international Cellular Network Operator, to deliver a network extender that will be designed and built, based upon the 5BARz™ patented technology, to meet the specific requirements of that wireless network operator.

October 2013 – Company opens its state-of-the-art “innovation center” in San Diego, California. The center houses the 5BARz’ engineering division as it expands operations to accelerate development of the 5BARz™ technology.

November 2013 – 5BARz appoints Gil Amelio, former CEO of Apple Computers as Chairman of the Board of 5BARz International Inc.

February 2014 – 5BARz files several new patent applications.

February 2014 – 5BARz International, Inc. unveils the 5BARz Network Extender at the Mobile Wireless Congress in Barcelona, Spain. This new product is a highly evolved, innovative, carrier grade technology and device that delivers much improved cellular signals, enhanced voice, data, and video reception, on cellular equipped devices.

The Market Opportunity

The market opportunity for the 5BARz™ technology represents more than 6.8 billion cell phone subscribers worldwide and is growing as a result of the following factors;

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

•

Forty percent of all mobile phone users report inadequate service in their homes or office and we estimate that 60% of the 6.8 billion mobile phone users worldwide consider continuous connectivity to be very important.

Consumer demand for quality in the cell phone user experience is becoming an increasingly important factor. The 5BARz™ technology meets this need. 5BARz is currently developing relationships with Cellular network operators internationally to integrate the 5BARz™ product into cellular networks globally.

Why Poor Signals Exist

A variety of factors may cause dropped calls and dead zones, including congestion, radio signal interference, tower hand-off, and lack of coverage. Despite continued infrastructure investment by operators, and antenna technology improvements by base station providers and mobile phone makers, these problems will continue for the foreseeable future. This is because many of the contributing factors can't be controlled by the operators and manufacturers. To understand how innovative 5BARz™ products are in improving phone signals, it's first important to understand the causes of poor signal quality.

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

Femtocells

Operators can provide femtocells to subscribers with poor signal quality at home. Usually the subscriber pays for hardware, installation, or a monthly fee. Femtocells are carrier grade, and are like small base stations that communicate with operators by using the home Internet connection as a "backhaul". In addition to backhaul the incoming call is routed thru the internet as well, which leads to the degredation of a call when trying to access the internet as well as engaging in a call. Lastly, femtocells only work with phones from one operator, so families with phones from multiple operators may have to request multiple femtocells.

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

A New Class of Solution

5BARz has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don't solve all parts of the problem, or aren't optimal due to cost or other drawbacks. Using expertise starting with a team of engineers who designed sophisticated base station amplifiers for operators, 5BARz has developed a new class of carrier-grade technology. That engineering team grew to a multi-national teams of engineers working on project specific challenges integrated into the 5BARz™ products. The result is a highly engineered hybrid of repeaters and boosters, intended for use in automotive applications, home, and office. 5BARz has tested these products in the lab, in the real world, and with operators. These products advance the state of the art to provide the following advantages:

 Low Power Use

5BARz™ products only amplify when required. The automotive products use less than 1/2 watt, while the home product uses less than 1 watt. This not only saves energy, but also minimizes interference with other wireless devices and the network itself. In fact, new rules being proposed by the U.S. Federal Communications Commission are expected to mandate low power standards such as 5BARz now provides.

Simple Setup

5BARz™ products don't require a technician to run wires, carefully determine proper location, or optimize orientation. No use of home Internet connection is required, and there are no switches or settings. The unit has a simple plug and play installation requirement.

Balanced Amplification

This feature, plays a key role in ensuring that the product does not interfere with the macro network, and is a feature covered by the Company’s patented technology. Receive and sent signals need automatic balance management in order for both directions of a communication channel to be improved. 5BARz™ products are not only smart about adapting amplification levels, but also about balancing amplification for incoming signals from the base station, and return signals from the mobile phone. This attribute is critical in that it ensures that the operation of the unit automatically avoids interference with the Macro Network. This automated process is a part of the 5BARz™ patented technology.

Signal Stability

5BARz has done extensive design, testing, and re-design to avoid a number of problems experienced by the antenna design of alternatives. For example, booster products can experience oscillations when people, animals, or vehicles move nearby. These oscillations can weaken the booster effect or cause interference with other wireless devices. Many booster products achieve size similar to 5BARz™' products by putting antennas close together in the same product package, but don't optimize radio wave interactions between those antennas. This weakens the boosters' effectiveness, and is one reason why other manufacturers compensate by using too much wattage, in turn wasting power and increasing the probability of interfering with other radio frequency devices and the network.

Integrated Antennae

The Company has developed and patented technology which facilitates the integration of both the receive and transmit antenna into the single device, without creating a feedback loop. This represents a very significant technological advance permitting the unit to be a self contained plug and play consumer electronic.

Broadband / Narrow band support

The Company’s products can provide amplification for bands from 5 to 60 Mhz.

Smart signal processing

The Company’s product is also capable of “interference & echo” cancellation, in addition to automatic noise suppression. As a result, the signal that reached your cell phone is both better quality and a stronger signal.

Self regulating intelligent power management

The unit is designed to sense cellular signal strength and will automatically adjust amplification to optimum levels.

Enhanced cell phone user experience

The 5BARz unit covers an area of some 4,000 square feet, providing a much increased voice experience and increased data throughput. In addition, the cell phone handset can experience power savings up to 80%.

Additional features

•	May be factory tuned for specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
•	No latency
•	Small footprint

  Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	61/943319
High Gain Wireless Repeaters	61/943145
Self Organizing Network Extenders	61/943797

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improves wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

•   Need to determine what the two pieces of equipment, cables, and multiple power cords are for

•   Complex manual … Determine the ideal location for both antennas, outdoor network antenna and indoor coverage antenna, then determine ideal location for the bi-directional amplifier for proper cable routing to the antennas

•

Cost	• One-time equipment charge only$299 5BARz Road Warrior	• Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service	• Equipment charge starting at $350 for dual band Professional installation starting at $200Higher performance antennas starting at $100
Setup	• Plug ‘n play No adjustments One part works for all carriers	• Carrier-specific set up May require ISP support Currently Voice Only	• Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart
Reliability	• Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connectors • Oscillation suppression circuitry	• Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier command Intermittent handoffs with macro network	• External antennas less reliable Connectors Outdoor mounting Oscillation prone
Installation	• None; Plug ‘n play	• Needs to be collocated with broadband service GPS antenna may need to be installed near a window with a cable going to the femtocell	• Professional installation recommended

Products and Markets

To date the Company has introduced two products to market incorporating the 5BARz™ patented technology as follows;

5BARz Network Extender	5BARz Road Warrior

Specifications:

System Gain: up to 70 dB

Physical dimensions: 140 X 100 X 41 mm

Weight: 300 Grams

Number of simultaneous users: 10

Frequency bands supported: 2100, 850, 900, 1700

Modes: 3G/2G (Next version will support 4G) and 1800

Power consumption: 5W

EIRP (uplink): 25 dBm

EIRP (downlink): 10 dBm

Flatness: +- 0.5dB

Noise figure: < 3.5 dB

Operating Temperature: 0 to 40 degrees C

External supply: 100 – 240 VAC

Commercial Grade Hardware

Complies with new FCC requirements for BBA sold in the USA after March 2014

Specifications:

Maximum input power: +20 dBm

Output power: 0.25 watt average /1 watt maximum

Service Antenna: Cigarette lighter/power cord antenna

Frequency Bands: Full-band US Cellular and full-band US PCS

System gain Cell/PCS: 40/45 dB, self-optimizing

System noise figure: 5 dB nominal at maximum gain

Power Supply: 12 VDC

Power dissipation: 6 Watts

Dimensions: 5.0″ x 4.75″ x 1.35″

Weight: 1 lb (0.45kg)

Markets and marketing strategy

The Company’s primary entry point to markets is through collaborative arrangements with Cellular Network operators globally. That market is comprised of 6.8 billion cellular subscribers globally segregated by geographic region as follows;

The Company has initially embarked upon a multi channel marketing strategy with initial emphasis in Latin America as a direct result of the very favorable factors and the stage of development of the cellular markets in South and Central America and Mexico, more fully addressed herein.

During 2011 through 2013, the Company introduced the initial product, the Road Warrior, to major wireless operators in that region for the purpose of their analysis of the 5BARz™ technology. It is the objective of management, that the 5BARz™ products and technology be integrated into the network infrastructure of selected cellular network operators in the region. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets. This fixed unit was first unveiled to the market in February 2014 at the Mobile World Congress in Barcelona Spain. These efforts have resulted in the development of a collaborative program, the first with a major global network operator in June 2013 whereby the Company is presenting a unique product for exclusive use on that operators network. This collaborative program has expanded from it’s inception to date with the Company building custom product for numerous geographic regions as well as the commencement of establishing collaborative arrangements with a greater number of network operators.

The mobile cellular network extenders (Road Warrior’s), which are not carrier specific are to be marketed through more conventional distribution channels. The Company commenced shipments of that unit with the shipment of an initial order of 1,000 units into Mexico in early 2014.

In addition, it is the intent of management to design future applications of the Company’s technology that will be integrated into the marketplace through the redesign of the products, working in collaboration with Original Equipment Manufacturer’s (OEM’s), such as with automobile manufacturers, computer manufacturers, mobile home manufacturers etc.

The Company has been expanding its employee/consultant base in Latin America, Europe and the USA due to significant product interest. Further the Company has set a structure for the development of the German speaking market place in Europe, through a subsidiary operation 5BARz AG in Zurich Switzerland.

The LATAM Market

The Company has analyzed the fundamentals of the mobile phone market in the LATAM countries and has determined that to be a key point for market penetration for the 5BARz™ products for the following reasons;

First, the mobile phone market has just gone through a very strong decade of growth in Latin America, with mobile subscriptions having overtaken fixed lines as the preferred method of communication. As a result Latin America's mobile telephone industry has a high degree of market penetration. Mobile subscriptions totaled 88.2% of the region's population, compared to 55.2% in Asia Pacific, 90.4% in North America and 50.6% in the Middle East and Africa. Having recently invested heavily in subscription development, the cellular network operators are now focusing upon the maintenance of their substantial customer base, and the 5BARz™ technology can contribute substantially to achieving that customer satisfaction.

The mobile telephone industry in Latin America has benefited from generally opening up to competition. This provides a very fertile ground for the introduction of a technology such as 5BARz™ to secure customer retention through quality of service.

The inherent geographical difficulties in laying fixed line infrastructure have encouraged a move to mobiles, but in addition, that geography, the Andean and Rainforest regions and expanses of rural areas again benefit from the 5BARz™ technology whereby weak cellular signal is amplified within the vicinity of the user.

Further the LATAM countries are experiencing a renewed era of strong growth, reflecting reviving economic growth and improving income levels. This again is a favorable factor for the introduction of our products to meet the growing demands of consumers.

In addition, the launch of 3G and mobile broadband services has increased demand for mobile subscriptions. Mobile broadband is particularly desirable in areas with no or limited access to cable internet services. Moving to mobiles offers consumers the benefits of on-the-move communications and advantageous introductory deals. Greater access to communications also helps to narrow regional divides. All of these factors are enhanced by the 5BARz™ experience.

Internet usage is expanding since 2010, with broadband internet subscriptions generally growing by higher rates than mobile subscriptions

Initial 3G market expansion is likely to be greater in the region's wealthier markets, such as Argentina, Chile and Mexico, and these have been specifically targeted by our Company with very favorable results.

Number of subscribers

•       Brazil: 271 million

•       Mexico: 92.9 million

•       Argentina: 56.7 million

•       Colombia: 49.1 million

•       Venezuela: 27.9 million

•       Chile: 21 million

•       Other countries: 103 million

•       Total: 621 million

 The DACH MARKET – 5BARz AG

The DACH/D-Deutschland or Germany, A-Austria and CH-Switzerland group of countries in the European Union represents one of the most technologically advanced and progressive sectors of that economic group representing a German speaking majority population base of 90.3 million people, comprised of Germany with 78.3 million, Austria, 7.4 million, and Switzerland, 4.6 million

Formation of Subsidiary Company, 5BARz AG

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

Global Marketing and Distribution Agreement

On October 19, 2011, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz™ brand for markets in Switzerland, Austria and Germany. This sales and marketing program will commence upon completion of the corporate formation and funding.

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

Ability to continue as a going concern.

The Company has incurred net losses of $5,122,746 for the period from inception November 14, 2008, to December 31, 2013. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

Dependence upon two directors and limited management and consultants

The Company currently has only two individuals serving as its officers and directors, and few employees and consultants. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and secure additional personnel and may, from time to time, find that the inability of the officers and directors to fully meet the needs of the business of the Company results in a delay in progress toward implementing its business plan.

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

Our common stock currently is listed only in the over-the-counter market on the OTCQB, which is a reporting service and not a securities exchange.  We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets for our common stock, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock.  The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

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

Failure to Perform

The Company may be unable to comply with the payment terms of certain agreements providing the Company with the exclusive sales marketing and distribution rights to 5BARz™ product. In the event that the Company defaults on such agreements, the Company may be unable to maintain operations as a going concern.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

The Company has a leased property in San Diego, California, referred to as the “Innovation Center” for the Company, and is the offices of the Engineering department of the Company. The location of the innovation center is 9444 Waples Street, Suite 140, San Diego, California, 92121.

In addition, the Company has a leased office in Miami, Florida which is the finance and administrative office for the Company, located at 1111 Brickell Ave., 11th Floor, Miami, Florida 33131

We believe that our existing facilities, comprised of leased facilities, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 13 to the Consolidated Financial Statements.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts. As of December 31, 2013 the Company accrued $263,000 in its financial statements.

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and does 1 through 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. On March 8, 2013 as a result not meeting the stipulated payment schedule, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement. During the year ended December 31, 2013, the Company issued the 125,000 shares and made payments aggregating $220,000. Notes payable reflected in the consolidated financial statements at December 31, 2013 include $103,997 of unpaid principal and interest remaining outstanding on this claim.

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc.., Daniel Bland and James Vandeberg 13-003472(County of Nassau) The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principal amount of the Note, together with accrued and unpaid interest in the unpaid principal amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. On October 15, 2013 the notes payable principal and interest were settled in full by payment of $70,805, and a Stipulation of Discontinuance was filed with the court with respect the above referenced action.

The Company’s subsidiary CelLynx Group, Inc. received a Cease Trading Order from the British Columbia Securities Commission (BCSC) in 2012 alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO. No Directors of the Company are currently resident in British Columbia.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock trades on the OTC Bulletin Board system under the symbol “BARZ”. The stock commenced trading in October 2010.

The High/Low price at which the stock traded during the two year period ended December 31, 2012 are as follows;

Quarter Ended	High	Low
October 1 –December 31, 2013	$0.35	$0.12
July 1 – September 30, 2013	$0.24	$0.09
April 1- June 30, 2013	$0.25	$0.05
January 1 – March 30, 2013	$0.10	$0.05
October 1 –December 31, 2012	$0.12	$0.02
July 1 – September 30, 2012	$0.11	$0.03
April 1- June 30, 2012	$0.20	$0.08
January 1 – March 30, 2012	$0.54	$0.10

Holders of Record

As of March 14, 2014, the last sale price of our common stock on the OTCBB was $0.22 per share.  As of March 14, 2014, there were approximately 217 stockholders of record holding 175,773,105 common shares.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth

.

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

On December 13, 2011, the Company issued 355,695 shares of common stock at a price of $0.20 per share, in full settlement of a convertible debenture principal of $65,465 and interest of $5,674.

On December 15, 2011 the Company issued 455,180 shares of common stock at a price of $0.10 per share for aggregate proceeds of $45,518, pursuant to a Regulation “S” exemption from registration.

On December 19, 2011 the Company issued 150,000 shares of common stock at a price of $0.10 per share for aggregate proceeds of $15,000.

In December 2011, 5BARz AG sold 21,000 common shares with a par value of 0.01 per share, at a price of CHF 3.00 ($3.26 US) per share, for aggregate proceeds of CHF 63,000 (US – $75,840). The proceeds received have been credited to additional paid in capital in the consolidated financial statements.

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

Private Placements - continued

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

Private Placements - continued

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

Private Placements - continued

On February 26, 2013 the Company issued 250,000 shares of common stock at a price of $0.04 per share, in settlement of accounts payable with a total value of $10,000.

On February 26, 2013 the Company issued 91,780 shares of common stock at a price of $0.05 per share, in settlement of accounts payable with a total value of $4,589.

On March 1, 2013 the Company issued 175,000 shares of common stock at a price of $0.05 per share, for services with a total value of $8,750.

On March 1, 2013 the Company issued 600,000 shares of common stock at a price of $0.05 per share, for aggregate proceeds of $30,000.

On March 17, 2013 the Company issued 513,827 shares of common stock at a price of $0.05 per share, in settlement of accounts payable with a total value of $25,691.

On March 31, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, in settlement of accounts payable with a total value of $5,000.

During the period from January 4, 2013 to June 21, 2013 the Company issued 11,735,000 units at a price of $0.05 per unit for aggregate proceeds of $586,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

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

On May 28, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for debt with a total value of $5,000.

On July 1, 2013 the Company issued 331,200 shares and warrants, with a two year term and $0.20 exercise price, for services with a total value of $66,240.

During the period July 25, 2013 to March 6, 2014 the Company issued 29,215,000 units at a price of $0.10 per unit for aggregate proceeds of $2,921,500. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant. The private placement includes proceeds of $637,500 which was raised subsequent to December 31, 2013, and is not included in the balance sheet at December 31, 2013.

On November 15, 2013 the Company issued 25,000 shares on partial conversion of a note payable at a price of $0.20 per share for a total debt reduction of $5,000.

During the period September 5, 2013 to November 18, 2013 the Company issued 6,044,108 units at a price of $0.10 per unit in order to settle debts, with a total value of $604,411. Each is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

Private Placements - continued

On December 31, 2013 the Company issued 740,000 shares and warrants, with a two year term and a $0.30 exercise price for accounts payable with a total value of $74,000.

On December 31, 2013 the Company issued 1,435,000 shares and warrants, with a two year term and a $0.20 exercise price for services, with a total value of $71,750.

During the period March 7, 2014 to March 14, 2014 the Company issued 3,733,333 units at a price of $0.15 per unit for aggregate proceeds of $560,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant. The private placement was raised subsequent to December 31, 2013, and is not included in the balance sheet at December 31, 2013.

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total value of $287,500.

Equity Compensation Plans

On May 17, 2013 the Board of Directors of the Company adopted the 2013 Stock Option plan.

Plan Category	(a) Number of common shares to be issued pursuant to outstanding options	(b) Weighted Average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	4,000,000	$0.10	16,000,000
Total	4,000,000	$0.10	16,000,000

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

Overview

5BARz International Inc. is the owner, developer and sales and marketing Company for a line of cellular network devices branded under the 5BARz™ . These highly engineered products are state of the art consumer electronics that manage cell signal within the proximity of the user providing much improved cellular clarity within the “last mile” of a cellular network.. The products are plug and play, without the need for extensive set up, and can be delivered as carrier agnostic or set to operate on a single carrier’s network. The first product brought to market is the 5BARz™ Road Warrior, a plug and play device designed for users on the go.

The Company unveiled a new version, the 5BARz™ Network Extender in February 2014 which represents a carrier grade cellular device to be used in the home or office, which is again a plug and play device with an operating radius of approximately 4,000 square feet. The Company is in the process of introducing these new units to cellular network operators globally with the intent of having those operators integrate the units into their portfolio of products for network improvement for their subscriber base.

The Company is engaged in the financing, product development and the sales and marketing activities required to launch this business globally.

The financial and business analysis below provides information we believe is relevant to an assessment and understanding of our financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the financial statements and related notes included in this form 10-K.

Going Concern

The registrant has an accumulated deficit through December 31, 2013 totaling $5,171,925 and recurring losses and negative cash flows from operations. Because of these conditions, the registrant will require additional working capital to develop its business operations. The registrant's success will depend on its ability to raise money through debt and the sale of stock and the development and sale of product to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary working capital to launch the global sales and marketing activities for the Company.

Management believes that the market sectors that it is in the process of developing in Latin America, sectors within Western Europe, and the USA will yield significant results in the current fiscal year. Further, the efforts that the Company has made to promote its business, by introducing the products to Cellular Network operators and having the products tested for technical efficacy, has positioned the Company for integration of the products through cellular network operators. Management is focused upon achieving that goal. If the Company’s capital raising efforts do not continue to be successful, the registrant's ability to continue as a going concern will be in question. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Results of Operations

The total operating expenses for the year ended December 31, 2013 were $3,300,269 (2012 - $2,364,336). The Company has continued to pursue the financing of its operations during the year and the commercialization of its technology, and products primarily in Latin America. The Company incurred sales and marketing expenses of $194,750 (2012 – $114,672) and general and administrative expenses of $1,792,946 ( 2012 - $2,053,678).

The Company generated no revenue during the year ended December 31, 2013. For the year ended December 31, 2013, other income of $1,003,669 (2012 - $336,943) was incurred. The other income component gain on debt settlement in the amount of $1,074,237 (nil – 2012) is comprised in the most part of a gain arising from the issuance of 5BARz common stock on settlement of debt. Stock based compensation was recorded in the amount of $601,113 (Nil – 2012) arising from the issuance of common stock and options as compensation to the Company’s growing ranks of directors, officers and consultants. The Company recorded amortization and depreciation expense of $10,512 (2012 - $3,520) arising from the Company’s investment in R&D equipment, office equipment and leasehold improvements acquired during the year. Net loss for the year ended December 31, 2013 totaled $2,296,600 (2012 - $2,027,393). For the period from inception, November 14, 2008 through December 31, 2013, net loss for the Company was $5,158,370 and total operating expenses for the corresponding period was $6,519,515. Sales and marketing expenses for the period November 17, 2008 (Inception) through December 31, 2013 was $539,163, and general and administrative expenses was $4,427,343. The Company generated no revenue and recorded no bad debt expense during the period November 17, 2008 (Inception) through December 31, 2013. Other income was $1,361,145 during the period November 17, 2008 (Inception) through December 31, 2013. Income tax expense (benefit) during the period November 17, 2008 (Inception) through December 31, 2010 was $0.

Recent Accounting Pronouncements

FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates, and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

Intangible assets

Acquired  technology included patents, licensing rights and trademarks are capitalized at their acquisition cost or fair value. The legal costs, patent registration fees, and models and drawings required for filing patent applications are capitalized if they relate to commercially viable technologies. Commercially viable technologies are those technologies that are projected to generate future positive cash flows in the near term. Legal costs associated with applications that are not determined to be commercially viable are expensed as incurred. All research and development costs incurred in developing the patentable idea are expensed as incurred. Legal fees from the costs incurred in successful defense to the extent of an evident increase in the value of the patents are capitalized.

Capitalized costs for patents are amortized on a straight-line basis over the remaining life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 10 years

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arise. In September 2011, the FASB issued amended guidance that simplified how entities test goodwill for impairment. After an assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) become optional. As provided for under the amended guidance, the Company chose not to assess the qualitative factors of its reporting units and, instead, performed the quantitative tests.

Impairment or disposal of long-lived assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2012 and December 31, 2011, there was no significant impairment of its long-lived assets.

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

.

Liquidity and Capital Resources

As at December 31, 2013

As at the year ended December 31, 2013, our current assets were $740,096 (2012 - $70,464) and our current liabilities were $2,032,689 (2012 - $3,491,285), which resulted in a working capital deficiency of $1,292,593 ( 2012 - $3,420,821). As at the year ended December 31, 2013, current liabilities were comprised of: (i) $1,098,248 in accounts payable and accrued expenses that arise from the acquisition of the Company’s subsidiary CelLynx Group, Inc. acquired in March 2012; and (ii) $351,919 of accounts payable and accrued liabilities arising from the operations of 5BARz International Inc. (iii) $410,183 of notes payable, of which $309,428 is principal and $100,755 is comprised of interest and penalties.

As at the year ended December 31, 2013, our total assets were $5,493,731 comprised of: (i) $740,096 in current assets; and (ii) $3,387,406 comprised of the 5BARz™ intellectual property (iii) $1,140,246 comprised of goodwill on the 60% investment in CelLynx Group, Inc., and (iii) $225,983 of equipment.

As at the year ended December 31, 2013, our total liabilities were $2,133,153 (2012 - $3,511,135) .

Stockholders’ equity increased from an equity balance of $1,091,387 for fiscal year ended December 31, 2012 to stockholders’ equity of $3,360,578 for the year ended December 31, 2013.

The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through December 31, 2013 of $5,158,370. The Company has negative cash flows from operations since inception of $3,601,301 and has an accumulated deficit of $5,173,598 at December 31, 2013. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz™ product and commence its planned operations.

Subsequent to December 31, 2013 the Company has raised equity capital by way of Private Placements of $560,000 at prices of $0.15 per unit, completed January 1, 2014 to March 15, 2014.

We anticipate that our operational and general and administrative expenses for the next 12 months will be substantial, but maintained in relation to our ability to raise capital. When sufficient financing is received, we will add additional management, engineering, and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. The allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Limited Operating History

We have a limited operating history and consequently we cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

Inventory

The Company carries inventory in the amount of $161,900 which is comprised of finished goods, delivered to a customer in Mexico City, Mexico in 2014.

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

Item 8. Financial Statements and Supplementary Data

5BARZ INTERNATIONAL, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets:
At December 31, 2013 and December 31, 2012	F-2

Consolidated Statements of Operations:
For the years ended December 31, 2013 and December 31, 2012 and for the period from November 14, 2008 (date of inception) through December 31, 2013	F-3

Consolidated Statements of Cash Flows:
For the years ended December 31, 2013 and December 31, 2012 and for the period from November 14, 2008 (date of inception) through December 31, 2013	F-4

Consolidated Statements of Stockholders' equity:	F-5
For the period from November 14, 2008 (date of inception) through December 31, 2013

Notes to Consolidated Financial Statements:	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of 5BARz International, Inc.

We have audited the accompanying consolidated balance sheets of 5BARz International, Inc. and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from November 14, 2008 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5BARz International, Inc. and Subsidiaries (a development stage company), as of December 31, 2013 and 2012, and consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from November 14, 2008 (date of inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has had recurring operating losses since its inception and has historically been dependent on raising capital from external sources in order to fund its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum llp

New York

April 14, 2014

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2013 AND DECEMBER 31, 2012
	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$450,215	$48,308
Inventories	161,900	—
Note receivable	65,000	—
Prepaid expenses and deposits	62,981	22,156
TOTAL CURRENT ASSETS	740,096	70,464

FIXED ASSETS:
Furniture & equipment, net	225,983	4,406
OTHER ASSETS:
Intangible assets	3,387,406	3,387,406
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,527,652	4,527,652
TOTAL ASSETS	$5,493,731	$4,602,522

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,450,167	$2,445,410
Due to escrow agent	52,321	52,321
Derivative liabilities	60,018	—
Lease obligation ( current portion )	60,000	—
Notes payable	410,183	993,554
TOTAL CURRENT LIABILITIES	2,032,689	3,491,285
Related party loans	—	19,850
Lease obligation (non- current portion )	100,464
TOTAL LIABILITIES	2,133,153	3,511,135

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 163,909,191 and 117,418,281 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	163,909	117,418
Capital in excess of par value	7,721,140	3,226,802
Deficit accumulated during the development stage	(5,173,598)	(2,971,099)
Accumulated other comprehensive income	29,234	4,272
Non-controlling interest	619,893	713,994
TOTAL STOCKHOLDERS' EQUITY	3,360,578	1,091,387
TOTAL AND STOCKHOLDERS' EQUITY	$5,493,731	$4,602,522

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
(A Development Stage Company)
STATEMENT OF LOSS AND DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO DECEMBER 31, 2013

			Cumulative,
	12 Months Ended		November 14, 2008
	December 31, 2013	December 31, 2012	to December 31, 2013
Income Statement
Sales	$—	$—	$—
Cost of Sales	—	—	—
Gross profit	—	—	—

Operating expenses:
Amortization and depreciation	10,512	3,520	15,085
Bank charges and interest	59,056	192,466	294,919
Sales and marketing expenses	194,750	114,672	539,163
Research & development	641,892	0	641,892
General and administrative expenses	1,792,946	2,053,678	4,427,343
Stock based compensation	601,113	—	601,113
Total operating expenses	3,300,269	2,364,336	6,519,515

(Loss) from operations	(3,300,269)	(2,364,336)	(6,519,515)

Other income (expense):
Interest income	—	—	16,666
Currency gains (losses)	—	(5,215)	(567)
Change in fair value of derivative liability	(60,018)	630,086	570,068
Amortization of debt discount on derivative liability	—	(132,897)	(132,897)
Loss on termination of finance agreements	—	(152,676)	(152,676)
Loss on conversion of debt	(17,500)	—	(17,500)
Change in warrant liability	8,178	(2,355)	5,823
Gain on debt settlements	1,073,009	—	1,072,227
Total Other income	1,003,669	336,943	1,361,145
Net (loss) before non-controlling interest	(2,296,600)	(2,027,393)	(5,158,370)

Non-controlling interest share of net loss	(94,101)	109,329	15,228
Net loss after non-controlling interest	(2,202,499)	(2,136,722)	$(5,173,598)

Basic loss per common share	(0.02)	(0.02)
Weighted average number of shares outstanding	126,639,034	97,532,158

Other comprehensive income
Foreign currency translation gain	24,962	4,272
Other comprehensive income	24,962	4,272
Comprehensive loss	$(2,177,537)	$(2,132,450)

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013, and 2012
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2008) TO DECEMBER 31, 2013

			Cumulative
	12 Months Ended		November 14, 2008
	December 31, 2013	December 31, 2012	to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,296,600)	$(2,027,393)	(5,158,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization & depreciation	10,512	3,520	14,501
Amortization of debt discount	—	132,897	132,897
Non - controlling interest share of net loss	—	—	(257)
Stock based compensation	601,113	7,113	608,226
Change in fair value of derivative liability	60,018	(541,450)	(481,432)
Change in debt discount on convertible notes	—	20,180	20,180
Change in warrant liability	(8,178)	14,968	6,790
Common shares issued for services	228,740	798,463	1,034,703
Gain on settlement of debts	(1,073,009)	—	(1,073,009)
Changes in operating assets and liabilities:
Change in inventory	(161,900)	—	(161,900)
Change in note receivable	(65,000)	—	(65,000)
Change in accounts payable and accrued expenses	406,397	379,118	1,021,961
Change in prepaid expenses and deposits	(40,825)	(2,997)	(43,822)
Change in unpaid interest and penalties on notes payable	108,377	359,698	490,908
Change in amount due to escrow agent	—	(712)	52,321
Net cash from (used in) operating activities	(2,230,355)	(856,594)	(3,601,301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in CelLynx	—	—	(170,000)
Cash in CelLynx - date of acquisition	—	3,260	3,260
Acquisition of intangible assets	—	(4,808)	(4,808)
Purchase of furniture and equipment assets	(62,293)	—	(66,946)
Net cash used in investing activities	(62,293)	(1,548)	(238,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement CelLynx	—	—	(250,152)
Payment of amount due to CelLynx - intellectual property acquisition	—	—	(242,865)
Proceeds from issuance of convertible notes	35,000	293,500	442,139
Payments of amounts due to related party	(19,850)	(100,587)	(464,172)
Proceeds used to settle notes payable	(357,583)	(68,318)	(425,901)
Proceeds from issuance of common stock	2,930,750	520,000	4,840,597
Proceeds from issuance of common stock by subsidiary - 5BARz AG	91,276	203,230	371,131
Principal payments of capital leases	(10,000)		(10,000)
Subscription receivable	—	5,144	—
Net cash provided by financing activities	2,669,593	852,969	4,260,777
Effect of foreign currency exchange	24,962	4,272	29,234
NET INCREASE IN CASH	401,907	(901)	450,215
CASH, BEGINNING OF PERIOD	48,308	49,209	0
CASH, END OF PERIOD	$450,215	$48,308	$450,215

			Cumulative
	12 Months Ended		November 14, 2008
Supplementary disclosure of Cash Flow Information	December 31, 2013	December 31, 2012	to December 31, 2013
Cash paid for interest	$8,915	$17,506	$69,818
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon acquisition of CelLynx Group, Inc.	-	$250,000	$250,000
Settlement of prepaid deposit upon acquisition of CelLynx Group, Inc.		$170,000	$170,000
Fair market value of notes converted upon acquisition of CelLynx Group, Inc.		$455,000	$455,000
Fair market value of net assets acquired		$875,000	$875,000
Conversion of notes payable - CelLynx Group,Inc. & 5BARz	$30,500	$69,900	$100,400
Investment in CelLynx intellectual property for shares		$1,800,000	$1,800,000
Replacement of common shares acquired with a convertible note	$80,000	-	$80,000
Issuance of convertible note in lieu of accounts payable	$147,428	-	$147,428
Shares issued to settle interest on notes payable	$7,500	-	$7,500
Settlement of accounts payable with common stock	$1,270,193	-	$1,270,193
Settlement of notes payable with common stock	$514,398	-	$514,398
Lease obligation	$160,464	-	$160,464

The accompanying notes are an integral part of these financial statements

F-4.1

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
Consolidated Statements of Stockholders Equity
For the period from inception November 14, 2008 to December 31, 2013
	Common Stock		Excess of	Subscrip- tion	Deficit Accumulated During Development	Non- Controlling	Other Compre- hensive
	Shares	Amount	Par Value	Receivable	Stage	Interest	Income	Total
Inception, November 14, 2008
Founder Shares Issued	7,100,000	$7,100	$—	$—	$—	$—	$—	$7,100
Shares Issued	1,776,100	1,776	15,969	—	—	—	—	17,745
Stock subscription receivable	—	—	—	(425)	—	—	—	(425)
Development stage net loss	—	—	—	—	(4,888)	—	—	(4,888)
Balances, December 31, 2008	8,876,100	$8,876	$15,969	$(425)	$(4,888)	$—	$—	$19,532
Subscription receivable	—	—	—	425	—	—	—	425
Development stage net loss	—	—	—	—	(19,220)	—	—	(19,220)
Balances, December 31, 2009	8,876,100	$8,876	$15,969	$—	$(24,108)	$—	$—	$737
Initiated 18:1 stock split, Nov, 2010	150,893,700	150,894	(150,894)	—	—	—	—	—
Shares cancelled, December 2010	(87,800,000)	(87,800)	87,800	—	—	—	—	—
Shares issued	15,600,000	15,600	(1,950)	—	—	—	—	13,650
Development stage net loss	—	—	—	—	(29,122)	—	—	(29,122)
Balances, December 31, 2010	87,569,800	$87,570	$(49,075)	$—	$(53,230)	$—	$—	$(14,735)
Shares issued for cash	2,182,290	2,182	1,358,258	—	—	—	—	1,360,440
Shares issued for services	75,000	75	7,425	—	—	—	—	7,500
Conversion of convertible note	355,695	356	70,783	—	—	—	—	71,139
Proceeds on share sales - 5BARz AG	—	—	75,840	—	—	—	—	75,840
Development stage net loss	—	—	—	—	(781,147)	—	—	(781,147)
Minority interest	—	—	—	—	—	528	—	528
Balances, December 31, 2011	90,182,785	$90,183	$1,463,231	$—	$(834,377)	$528	$—	$719,565
Shares issued for cash	6,541,668	6,542	513,458	—	—	—	—	520,000
Shares issued for services	10,042,491	10,042	788,421	—	—	—	—	798,463
Stock options expense	—	—	7,113	—	—	—	—	7,113
Conversion of convertible notes	401,338	401	11,599	—	—	—	—	12,000
Shares sold by 5BARz AG	—	—	203,230	—	—	—	—	203,230
Shares issued - Investment on CelLynx Group Inc	1,250,000	1,250	248,750	—	—	—	—	250,000
Shares issued to CelLynx Group Inc to acquire technology rights	9,000,000	9,000	1,791,000	—	—	—	—	1,800,000
Elimination of CelLynx investment in 5BARz	—	—	(1,800,000)	—	—	—	—	(1,800,000)
Net loss	—	—	—	—	(2,136,722)	109,329	—	(2,027,393)
Foreign currency gain	—	—	—	—	—	—	4,272	4,272
Other	—	—	—	—	—	10,273	—	10,273
Sale of non-controlling interest	—	—	—	—	—	10,531	—	10,531
Fair value of non-controlling interest	—	—	—	—	—	583,333	—	583,333
Balances, December 31, 2012	117,418,281	$117,418	$3,226,802	$—	$(2,971,099)	$713,994	$4,272	$1,091,387
Shares issued for cash	35,775,000	35,775	2,894,975	—				2,930,750
Shares issued for services	3,581,200	3,581	$225,159					228,740
Conversion of convertible note	25,000	25	4,975					5,000
Shares issued for debt	8,689,710	8,690	$763,751					772,441
Shares sold by 5BARz AG			91,276					91,276
Stock option expense			592,622					592,622
Share price adjustment	20,000	20	(20)					0
Net loss					(2,202,499)	(94,101)		(2,296,600)
Foreign currency gain (loss) - ACOI							24,962	24,962
Cancellation of share issuance - MIH	(1,600,000)	(1,600)	(78,400)					(80,000)
Balances, December 31, 2013	163,909,191	$163,909	$7,721,140	$—	$(5,173,598)	$619,893	$29,234	$3,360,578

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 1 – Organization, Going Concern and Development Stage

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was originally named “Bio-Stuff” and was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network infrastructure devices”. The 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. Pursuant to the agreements referred to above, the Company was engaged as the exclusive agent for the global sales and marketing of the 5BARz™ products. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. and a 60% interest in the intellectual property underlying the 5BARz™ products.

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.3% held subsidiary at December 31, 2013. This entity has been granted the license for the marketing and distribution rights for 5BARz™ products in Germany, Austria and Switzerland. .

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at December 31, 2013. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through December 31, 2013 of $5,158,370. The Company has negative cash flows from operations since inception of $3,601,301 and has an accumulated deficit of $5,173,598 at December 31, 2013. The Company has generated no revenues to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz™ product and commence its planned operations.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Development stage

The Company is considered to be a development stage entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. The Company has been a development stage entity since November 14, 2008 its inception. The Company has not generated any revenue to date.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its 94.3% owned subsidiary, 5BARz AG, and it’s 60% owned subsidiary CelLynx Group, Inc. and that Company’s 100% owned subsidiary CelLynx, Inc. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of credit risk

Cash includes deposits in accounts maintained at financial institutions.  Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. As of December 31, 2013 and 2012, the Company did not have any deposits in excess of federally-insured limits.  To date, the Company has not experienced any losses in such accounts.

Research and Development Costs

Research and Development costs are charged to expense as incurred. The costs of materials and equipment that are required or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Furniture & equipment

Furniture & equipment is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The useful life of the equipment is being depreciated over three to seven years.

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of December 31, 2013 the Company’s inventory included 1,000 units of Road Warrior cellular networks extenders.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Goodwill and other intangible assets

The Company accounts for goodwill and intangible assets in accordance with the accounting guidance which requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Accounting Standards Codification (“Codification”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment). Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2013 and 2012.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the years ended December 31, 2013 and 2012.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2013	$60,018	$—	$—	$60,018
December 31, 2012	$—	$—	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2013	December 31, 2012
Beginning balance	$—	$—
Aggregate fair value of conversion feature upon issuance	57,995	469,332
Change in fair value of derivative liabilities	2,023	(469,332)
Ending balance	$60,018	$—

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31, 2013	December 31, 2012
Stock price	$0.25	$0.05
Volatility	211%	240%
Risk-free interest rate	0.04%	0.04%
Dividend yield	0%	0%
Expected life	0.002 years	0.02 years

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

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

As of December 31, 2013 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company is open for examination for the years 2009, 2010, 2011, 2012 and 2013. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2013 and 2012.

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities of 49,855,171 and 8,540,000, respectively were not included in the calculation of loss per common share for the years ended December 31, 2013 or 2012 because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

F–11

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

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

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

F–12

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Office furniture and equipment	$70,804	$14,532
Research and development equipment (i)	169,350	-
Leasehold improvements	6,940	-
	247,094	14,532
Accumulated amortization & depreciation	(21,111)	(10,126)
Furniture & equipment net	$225,983	$4,406

During the year ended December 31, 2013 the Company incurred amortization and depreciation expense of $10,985, (2012 - $1,451), and $15,558 from November 14, 2008 (date of inception) to December 31, 2013.

(i)	The research and development equipment was subject to the terms of a capital lease agreement. (See Note 9)

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost. Patents and trademarks are amortized on a straight-line basis over a period not to exceed 20 years and 10 years, respectively. License rights are amortized over the period of the respective license agreement.

	December 31, 2013	December 31, 2012
Technology	$3,015,794	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,387,406	3,387,406
Accumulated amortization	-	-
Technology and other intangibles, net	$3,387,406	$3,387,406

During the years ended December 31, 2013 and 2012 no amortization has been recorded on technology and other intangibles. The intangible assets will commence amortization with the initial commercial production (2014) of products incorporating the related technology. The Company’s estimated technology amortization over the next five years is expected to be $887,000.

Marketing and distribution agreement will also commence amortization when the Company delivers its first product in 2014.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 4 – Long lived assets subject to amortization (continued)

The estimated amortization of intangible assets for the five years ended December 31, 2018 and thereafter is as follows:

For the years ended December 31,	Total	Technology	Marketing and distribution agreement	Trademark & license agreements
2014	$251,722	$177,400	$74,000	$322
2015	251,722	177,400	74,000	322
2016	251,722	177,400	74,000	322
2017	251,722	177,400	74,000	322
2018	251,724	177,400	74,000	324
Future years	2,128,794	2,128,794	-	-
	$3,387,406	$3,015,794	$370,000	$1,612

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Goodwill – beginning of year	$1,140,246	$-
Acquisition of CelLynx Group, Inc.	-	556,913
Fair value of non-controlling interest	-	583,333
Goodwill – end of year	$1,140,246	$1,140,246

Note 6 - Income taxes:

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	December 31, 2013	December 31, 2012
Domestic	$(2,251,545)	$(1,882,912)
Foreign	(45,055)	(144,481)
Loss from continuing operation before provision for income taxes	$(2,296,600)	$(2,027,393)

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 6 - Income taxes (continued)

The income tax provision (benefit) consists of the following:

	December 31, 2013	December 31, 2012
Foreign
Current	$0	$0
Deferred	(9,912)	(46,159)
US federal
Current	0	0
Deferred	(604,970)	(980.972)
State & local
Current	0	0
Deferred	(214,066)	(84,897)
Total	(828,948)	(1,112,028)

Change in valuation allowance	828,948	1,112,028

Income tax provision (benefit)	$0	$0

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31, 2013	December 31, 2012
US federal statutory income tax rate (benefit)	(34.0%)	(34.0%)
State income taxes	(5.8%)	(2.3%)
Fair value of beneficial conversion feature	1.0%	(7.5%)
Acquired deferred balances	0%	(11.2%)
Stock based compensation	10.4%	0.0%
Other permanent differences	0.5%	0.1%
Change in valuation allowance	27.9%	54.9%
Effective rate	0.0%	0.0%

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 6 - Income taxes (continued)

The Company’s deferred tax assets (liabilities) consisted of the effects of  temporary differences attributable to the following:

	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryovers	$2,077,660	$1,261,422

R&D credit	66,017	0
Accrued compensation	202,375	167,355
Stock-based compensation	2,833	2,833
Total deferred tax assets	2,348,886	1,431,610
Valuation allowance	(2,163,259)	(1,334,310)
Deferred tax asset, net of valuation allowance	185,627	97,300

Deferred tax liabilities
Fixed asset depreciation	(14,024)	(170)
Intangible asset amortization	(171,602)	(97,130)
Total deferred tax liabilities	(185,627)	(97,300)
Net deferred tax asset (liability)	$0	$0

As of December 31, 2013, the Company had approximately $5,075,000 and $2,950,000 of U.S. federal and state net operating loss carryovers (“NOL’s”), respectively, to offset future taxable income. As of December 31, 2012, the Company had approximately $3,375,000 and $1,159,000 of U.S. federal and state NOL’s, respectively, to offset future taxable income. The U.S. federal and state net operating loss carryovers begin expiring in 2025. In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control. Management has performed a preliminary evaluation as to whether a change in control has taken place, and has concluded that there was a change of control with respect to the NOL’s of CelLynx Group, Inc. when the Company acquired its 60% ownership interest in March 2012.

Therefore, the NOL’s of CelLynx Group Inc. will be subject to an annual limitation of approximately $8,700 as determined under the regulations. Due to the annual limitation, management has determined that $8,600,000 of the NOL’s of CelLynx Group, Inc. will expire unused and has reduced the related deferred tax asset accordingly.

The Company has not filed its tax return for the tax years 2011 (CelLynx), 2012 and 2013. The net operating losses and tax credit from those years will not be available until the Company files the tax returns.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for all periods. For the years ended December 31, 2013 and 2012, the change in the valuation allowance was $828,949 and $1,334,310, respectively.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 6 - Income taxes (continued)

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

No interest or penalties were recorded during the year ended December 31, 2013 and December 31, 2012. As of December 31, 2013 and December 31, 2012 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files U.S. federal and state income tax returns. These tax returns are subject to examination by tax authorities for years beginning in December 31, 2009.  5BARz AG files foreign tax returns in Switzerland. These tax returns are subject to examination by tax authorities for years beginning in 2011.

Foreign earnings are considered to be indefinitely reinvested; accordingly, no provision for US federal and state income taxes has been provided thereon. Upon repatriation of earnings, in the form of dividends or otherwise, the Company would be subject to both US income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred US income tax liability is not practicable due to recurring losses; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the US liability.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 - Cumulative sales of stock

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Cumulative sales of stock (continued)

On December 7, 2011 the Company issued 75,000 shares of common stock at a price of $0.10 per share for services provided in the amount of $7,500.

On December 15, 2011 the Company issued 455,180 shares of common stock at a price of $0.10 per share for aggregate proceeds of $45,518.

On December 1, 2011 the Company issued 355,695 shares of common stock at a price of $0.20 per share for conversion of a Convertible Debenture Agreement, dated August 15, 2011 for a principal amount of Fifty Thousand Euros (€50,000), which bears interest at a rate of 8.5%. The aggregate proceeds amounted to $67,513.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Cumulative sales of stock (continued)

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Cumulative sales of stock (continued)

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Cumulative sales of stock (continued)

On February 26, 2013 the Company issued 250,000 shares of common stock at a price of $0.04 per share, in settlement of accounts payable with a total value of $10,000.

On February 26, 2013 the Company issued 91,780 shares of common stock at a price of $0.05 per share, in settlement of accounts payabe, with a total value of $4,589.

On March 1, 2013 the Company issued 175,000 shares of common stock at a price of $0.05 per share, for services with a total value of $8,750.

On March 1, 2013 the Company issued 600,000 shares of common stock at a price of $0.05 per share, for aggregate proceeds of $30,000.

On March 17, 2013 the Company issued 513,827 shares of common stock at a price of $0.05 per share, in settlement of accounts payable with a total value of $25,691.

On March 31, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, in settlement of accounts payable with a total value of $5,000.

During the period from January 4, 2013 to June 21, 2013 the Company issued 11,735,000 units at a price of $0.05 per unit for aggregate proceeds of $586,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year warrant term.

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

On May 28, 2013 the Company issued 100,000 shares of common stock at a price of $0.05 per share, for debt with a total value of $5,000.

On July 1, 2013 the Company issued 331,200 shares and warrants, with a two year term and $0.20 exercise price, for services with a total value of $66,240.

During the period July 25, 2013 to March 6, 2014 the Company issued 29,215,000 units at a price of $0.10 per unit for aggregate proceeds of $2,921,500. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant. The private placement includes proceeds of $637,500 which was raised subsequent to December 31, 2013, and is not included in the balance sheet at December 31, 2013.

On November 15, 2013 the Company issued 25,000 shares on partial conversion of a note payable at a price of $0.20 per share for a total debt reduction of $5,000.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 7 – Cumulative sales of stock (continued)

During the period September 5, 2013 to November 18, 2013 the Company issued 6,044,103 units at a price of $0.10 per unit in order to settle debts, for proceeds of $604,411. Each is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On December 31, 2013 the Company issued 740,000 shares and warrants, with a two year term and a $0.30 exercise price for accounts payable with a total value of $74,000.

On December 31, 2013 the Company issued 1,435,000 shares and warrants, with a two year term and a $0.20 exercise price for services, with a total value of $71,750.

Note 8 - Asset acquisition agreement:

On December 31, 2010, the Company entered into three agreements as follows;

(i)                 An “Amended and Restated Master Global Marketing and Distribution Agreement.”

(ii)               An asset purchase agreement

(iii)             A line of credit agreement and security agreement

These agreements with CelLynx Group, Inc. provide for the exclusive global marketing and distribution of the 5BARz™ line of products and related accessories and a 50% ownership interest in the 5BARz™ intellectual property. In addition, a revolving line of credit facility has been made available to CelLynx.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 8 - Asset acquisition agreement (continued)

iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc and Cellyx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz™ technology, in a ratio equal to the CelLynx proportionate interest in that technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the recent acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

 Note 9 – Convertible Securities

Convertible Promissory Notes

Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest & penalty	Balance December 31, 2013	Balance December 31, 2012
5BARz International, Inc.
February 27, 2012	$-	(a)	$-	$-	$40,832
May 3, 2012	-	(b)	-	-	67,131
September 18, 2012	-	(c)	-	-	20,712
February 3, 2012	-	(d)		-	207,500
June 8, 2012	50,000	(d)	53,997	103,997	100,000
December 17, 2012	80,000	(e)	6,645	86,645	—
January 8, 2013	147,428	(f)	6,589	154,017	—
Notes payable – 5BARz International Inc.	$277,428		$67,231	$344,659	$436,175

CelLynx Group Inc.
November. 10, 2007	$-	(g)	$-	$-	$316,693
April 5, 2011	-	(h)	-	-	98,613
January 5, 2012	-	(i)	-	-	80,438
May 24, 2012	19,500	(j)	18,322	37,822	42,433
September 12, 2012	12,500	(k)	15,202	27,702	19,202
Notes payable CelLynx Group, Inc.	$32,000		$33,524	$65,524	$557,379
Total	$309,428		$100,755	$410,183	$993,554

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 9 - Convertible Securities (continued)

(a)	On February 27, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “February 27, 2012 Note”), through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 29, 2012, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. On September 10, 2012, the Company redeemed $12,000 payable on that note, by the issuance of 401,338 common shares at a price of $0.0299 per share. On January 4, 2013 the Company repaid $25,000 leaving a balance due of $2,771. That amount was paid in full on October 11, 2013 and the note was cancelled.

(b)	On May 3, 2012, 5BARz International Inc., completed a transaction pursuant to a Promissory Note agreement (the “May 3, 2012 Note”), through which the Company borrowed $42,500. The proceeds were received by the Company on May 24, 2012. The Note bears interest at a rate of 8%, and is due on February 3, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at the option of the holder at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. The note principal and accrued interest was paid in full on October 11, 2013 and the note was cancelled.

(c)	On September 18, 2012, the Company completed a transaction pursuant to a Promissory Note agreement (the “September 18, 2012 Note”), through which the Company borrowed $13,500. The Note bears interest at a rate of 8%, and is due on March 17, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible at the option of the holder into common stock at a variable conversion price equal to 55% of the average of the three lowest closing bid prices for the Company’s common stock for a period of 10 days prior to the date of notice of conversion. The note principal and accrued interest was paid in full on October 11, 2013 and the note was cancelled.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 9 - Convertible securities (continued)

On August 2, 2012 and August 13, 2012, the Company received conversion notices that materially conflict with the parties’ negotiations and the terms of the agreement. The Company offered to repay the amounts invested along with accrued interest and additional share compensation, but arrived at no settlement.

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. The Company issued the 125,000 shares on February 12, 2013. On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. During the year ended December 31, 2013 the Company repaid $220,000, leaving a balance of $103,997 payable at December 31, 2013. Subsequent to December 31, 2013 the Company paid $25,000 on February 7, 2014, leaving a residual balance due of $78,997.

(e)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. On January17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the year ended December 31, 2013, interest of $6,645 was accrued on the convertible debenture. In connection with the convertible debt, the Company recorded $21,747 of derivative liability as of December 31, 2013.

(f)

On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During year ended December 31, 2013, interest of $11,589 was accrued on the convertible debenture. In connection with the convertible debt the Company recorded $38,271 of derivative liability as of December 31, 2013. On November 15, 2013 the holder converted $5,000 of the amount due under the convertible debenture for 25,000 shares. At December 31, 2013 the principal and unpaid interest due was $154,017.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 9 – Convertible Securities (continued)

(g)	On August 15, 2006, CelLynx, Inc. issued a secured promissory note (the “August 2006 Note”) for $250,000 to an unrelated entity “Holder”. On November 10, 2007, the August 2006 Note was amended (the “Amended Note”). At the date of the amendment, the Company was obligated to pay to the Holder $262,356 which represented the principal and accrued interest. In contemplation of the completion of the reverse merger, the Company and the holder reached an agreement whereby this Amended Note superseded the August 2006 Note. The principal amount of the Amended Note is $262,356, is unsecured and bears interest at 4% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. All unpaid principal, together with any then accrued but unpaid interest, shall be due and payable upon the earlier of (i) November 9, 2010 at the written request of the holder to the Company, or (ii) when, upon or after the occurrence of an event of default. The principal amount is convertible into 4.8% of the Company shares outstanding. On August 2, 2013 the Company entered into a settlement and release agreement with the holder of the unsecured promissory note, which required a payment by the Company on or before September 15, 2013 in the amount of $27,500, for the settlement of the full amount of the note payable in the principal amount of $262,356. On October 24, 2013, the parties agreed to settle the debt by issuance of 275,000 units at a price of $0.10 per unit with each unit comprised of one (1) common share of 5BARz and one share purchase warrant at $0.30, exercisable for a period of two years.

At December 31, 2013 this promissory note along with accrued interest was paid in full.

(h)	On April 5, 2011, CelLynx Group, Inc. entered into a Securities Purchase Agreement with a former director of Cellyx Group, Inc., in connection with the purchase of a Convertible Promissory Note. Pursuant to the convertible note agreement the former director loaned to CelLynx Group, Inc. the principal amount of $50,000. The Note bears interest at a rate of 8%, and was due on January 5, 2012. Pursuant to the terms of the note, the principal and accrued interest could have been converted into shares of the Company’s common stock, with the number of shares issuable determined by dividing the amount to be converted by the conversion price which is equal to 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. On November 8, 2013, the parties agreed to settle the note principal and accrued interest by issuance of 603,780 units at a price of $0.10 per unit with each unit comprised of one (1) common share of 5BARz and one share purchase warrant at $0.30, exercisable for a period of two years. At December 31, 2013, this note payable principal and accrued interest was paid in full.

(i)

On January 5, 2012, CelLynx Group, Inc. issued a note in the amount of $50,000, by way of settlement of certain debts owed by the Company to Holder. The Note bears interest at a rate of 8%, and was due on July 3, 2012. Holder may convert principal and unpaid interest on the note into shares of the Company’s common stock, with the number of shares issuable determined to be the amount obtained by dividing the amount to be converted by the conversion price which is the lesser of $0.0013 per share or 63% of the average of the three lowest trading prices of the Company’s common stock over the ten trading days prior to the date of the conversion. On June 5, 2013 the Company entered into a settlement agreement with the holder of the convertible promissory note whereby it was agreed that provided that the Company made a payment of $35,000 on or before September 15, 2013, that the principal balance and accrued penalties and interest on the note and other accounts payable due to the creditor aggregating $170,000 will be settled in full. That cash payment was not made. On October 25, 2013 the parties agreed to settle the note principal and accrued interest and other payables aggregating $163,743 by issuance of 440,000 units at a price of $0.10 per unit with each unit comprised of one (1) common share of 5BARz and one share purchase warrant at $0.30, exercisable for a period of two years. At December 31, 2013, the note payable and accrued interest was paid in full.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 9 – Convertible securities (continued)

(j)	On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and is due on November 24, 2012, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $18,000 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of December 31, 2013 the note is past due. The value of the derivative liability associated with this note at December 31, 2013 was immaterial. The note principal and accrued interest outstanding at December 31, 2013 was $37,822.

(k)	On September 12, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of December 31, 2013 the note is past due. The value of the derivative liability associated with this note at December 31, 2013 was immaterial. The note principal and accrued interest outstanding at December 31, 2013 was $27,702.

Note 10 – Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing minimum lease payments as follows;

2014	$60,000
2015	$60,000
2016	$50,000
Total	$170,000
Interest (12%)	$9,536
Capitalized valuation of equipment	$160,464

During the year ended December 31, 2013 amortization expense of $7,056 was recorded on the R&D equipment (see Note 3).

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 11 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to December 31, 2013:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	2,140,000	$.20	2.0
Granted	47,040,103	$.26
Exercised	—	—
Cancelled	1,600,000	$.20
Outstanding at December 31, 2013	47,580,103	$0.26	1.64
Exercisable at December 31, 2013	47,580,103	$0.26	1.64

Options – 5BARz International Inc.

At December 31, 2013, 5BARz International, Inc. has the following Options outstanding;

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding – December 31, 2012	—	—
Granted	4,000,000	0.10	2.5
Outstanding – December 31, 2013	4,000,000	0.10	2.5
Exercisable- December 31, 2013	1,079,452	0.10	2.5

Options – CelLynx Group, Inc.

At December 31, 2013, CelLynx Group Inc. has the following Options outstanding;

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding – December 31, 2012	6,400,000	0.0008	2.5
Cancelled	6,400,000	0.0008	2.5
Granted	65,000,000	0.0002	4.6
Outstanding – December 31, 2013	65,000,000	0.0002	4.6
Exercisable- December 31, 2013	65,000,000	0.0002	4.6

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 11 – Options and Warrants (continued)

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to December 31, 2012:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2012	5,930,000	$0.12
Granted
Exercised	—	—
Expired	1,430,000	0.12
Outstanding at December 31, 2013	4,500,000	$0.96	1.15
Exercisable at December 31, 2013	4,500,000	$0.96	1.15

Note 12 - Related party transactions:

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement was comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock.  During the year ended December 31, 2013 the Company paid $19,850 of principal and interest, in full satisfaction of the note. During the year ended December 3, 2013, consulting fees were paid to a corporation controlled by the President and Director of the Company in the amount of $71,000, December 31, 2012 – Nil.

On September 18, 2013 and November 7, 2013 the Company paid $15,000 and $50,000 respectively to a consultant, pursuant to the terms of a promissory note. The note is non-interest bearing and due on demand. Subsequently, on November 21, 2013, that consultant became Chairman of the Board. On February 1, 2014, the promissory note was paid in full by offset of amounts due for unpaid consulting fees.

Note 13 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). During the year ended December 31, 2013, sales of those securities held in escrow aggregated 30,000 shares sold for proceeds of $90,000 CHF ($100,710 USD). At December 31, 2013 the Company holds a 94.3% controlling interest in 5BArz AG represented by 9,428,000 shares.

On October 19, 2011, the registrant, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz™ brand for markets in Switzerland, Austria and Germany. That agreement does not have a royalty payment requirement, and remains effective as long as 5BARz Ag is controlled by the Company. 5BARz Ag is a consolidated subsidiary of the Company in these financial statements.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 14 – Investment in CelLynx Group, Inc.

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

On March 29, 2012, the Company acquired a 60% interest in CelLynx Group, Inc. a Company based in California, which was the owner of the 5BARz™ intellectual property and is in the business of the development and commercialization of that technology. The objective of the acquisition is to integrate the global commercialization of the 5BARz™ technology and products, into a combined business and operating strategy. The purchase price, which was settled in cash, shares, and the settlement of convertible debt was $875,000, as follows;

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 14 – Investment in CelLynx Group, Inc. (continued)

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

As of December 31, 2013, the Company had a 60% interest in CelLynx Group, Inc.

Subsequent to the date of acquisition, 5BARz International Inc. converted amounts of debt due from CelLynx Group Inc.. On April 13, 2012 the company converted $7,700 of debt in exchange for 51,333,333 shares of CelLynx and on May 17, 2012 5BARz converted $58,500 dollars of debt due from CelLynx for 390,000,000 shares of CelLynx and on May 15, 2013 the Company converted $9,375 dollars of debt due from CelLynx for 375,000,000 shares of CelLynx Group, Inc.. As a result of these conversions, the Company maintained its equity interest in CelLynx Group, Inc. at 60%.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 14 – Investment in CelLynx Group, Inc. (continued)

Unaudited pro forma combined financial information

The following presents the unaudited pro forma combined financial information, as if the CelLynx acquisition had occurred as of January 1:

For the Year Ended December 31, 2012
Revenues	$0
Net loss after non-controlling interest	$(1,070,117)
Pro forma basic and diluted net loss per common share	$(0.01)
Pro forma weighted average common shares outstanding – basic and diluted	97,833,528

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred had the acquisition of CelLynx been completed as of January 1, 2012, nor are they necessarily indicative of future consolidated results.

Note 15 - Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgements were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of December 31, 2013 the Company accrued $263,000 in its financial statements.

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and does 1 through 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. On March 8, 2013 as a result not meeting the stipulated payment schedule, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement. During the year ended December 31, 2013, the Company issued the 125,000 shares and made payments aggregating $220,000. Notes payable reflected in the consolidated financial statements at December 31, 2013 include $103,997 of unpaid principal and interest remaining outstanding on this claim.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 15 – Litigation (Continued)

On March 22, 2013 a complaint was filed in the Supreme Court of the State of New York, County of Nassau against 5BARz International Inc, Daniel Bland and James Vandeberg, by Asher Enterprises, Inc. claiming repayment of three Promissory notes in the principal amount of $81,000, penalties and interest. Asher Enterprises, Inc. vs. 5BARz International Inc.., Daniel Bland and James Vandeberg 13-003472(County of Nassau) The claims allege that damages in the amount of the greater of; (i) 200% x $81,000, the remaining outstanding principal amount of the Note, together with accrued and unpaid interest in the unpaid principal amount of the Notes, plus default interest; or (ii) the “parity value” of the “default amount” paid in shares as defined in the terms of the agreements. On October 15, 2013 the notes payable principal and interest were settled in full by payment of $70,805, and a Stipulation of Discontinuance was filed with the court with respect the above referenced action.

The Company’s subsidiary CelLynx Group, Inc. has received a Cease Trading Order from the British Columbia Securities Commission (BCSC) in 2012 alleging that the Company is in violation of the British Colombia reporting requirements. The BCSC has assumed that since two the Company's Directors are domiciled in BC that the company is controlled out of BC and therefore subject to its reporting requirements. The Company denies that premise and is appealing the issuance of the CTO.  No directors of the Company are currently resident in British Columbia.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 16 Subsequent events

Sales of Common Stock

During the period January 31, 2014 to March 6, 2014 the Company issued 6,375,000 units at a price of $0.10 per unit for aggregate proceeds of $637,500. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period March 7, 2014 to March 14, 2014 the Company issued 3,733,333 units at a price of $0.15 per unit for aggregate proceeds of $560,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total value of $287,500.

Issuance of Employee and Director Stock Options

On January 13, 2014 the Board of Directors of the Company granted options to acquire 8,150,000 common shares, to certain Directors, employees and consultants of the Company, pursuant to the Stock Incentive Plan established by the Company on May 17, 2013. The options have an exercise price of $0.17 per share and are subject to variable vesting periods ranging from immediate vesting to vesting over the period ended January 13, 2015.

5BARz International, Inc.

(A Development Stage Company)

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

Note 16 - Subsequent events (continued)

Delivery of Initial Commercial Order

In early 2014 the Company delivered its first commercial order, comprised of 1,000 Road Warrior, cellular network extenders to a purchaser in Mexico City, Mexico.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

o	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

o	A formal, internal accounting system has not been implemented.

o	Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

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

Changes in internal controls

None.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors as of December 31, 2013, are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Dr. Gil Amelio 5835 Strasbourg Court Reno, Nevada 89511	71	Chairman of the Board of Directors	November 21, 2013 to Present
Daniel Bland 5535 Peregrine Way Blaine, Washington 98230	55	President and CEO Director	November 12, 2010 to Present

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Dr. Gil Amelio – Chairman

Dr. Amelio is a senior industry executive, and a member of the Board of Directors of AT&T. Dr. Amelio's iconic career has transcended some of the most fundamental technology companies in the USA, including Chairman and CEO of Apple Computer and National Semiconductor in addition to senior executive positions with Rockwell International and Fairchild Semiconductor.  He launched his career as a member of the technical staff at Bell Labs' legendary Murray Hill, NJ campus. Dr. Amelio received a bachelor's degree, master's degree, and Ph.D. in physics from the Georgia Institute of Technology. He has been awarded 16 patents and a seventeenth is pending.

Mr. Daniel Bland – President CEO and Director

Mr. Bland is a seasoned entrepreneur who has firmly established himself as a 'hands-on' developer of premier and unique technologies. Over the last thirty years he has been ahead of the technology curve by locating state-of-the-art technology, incubating it, developing it, housing it and commercializing it. His in depth experience with small cap companies has enabled him to raise over $100,000,000 for his various ventures in both domestic and international venues. The skill set that he has developed over the life of his career is now being fully utilized through the creation of 5BARz International and its leading edge products within the most vibrant technology sector in modern times: the Wireless Industry.

Mr. Naresh Sony – Chief Technology Officer

Mr. Soni is an accomplished technology leader with over 20 years experience building and managing global technology, marketing, products, systems, and infrastructure teams. Most recently, Mr. Soni served as InterDigital’s Chief Technology Officer, where he was responsible for InterDigital’s technology strategy and roadmap. Interdigital has a current market cap of $1.31 Billion.

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

Item 11. Executive Compensation

Compensation of Executive Officers

SUMMARY COMPENSATION TABLE

Compensation of Executive Officers: Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2013 and 2012, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Deferred Compensation Earnings	All other Compensation	Totals
Daniel Bland	2012	—	—	—	—	—	—
President & CEO	2013	$196,000	—	—	—	—	—	$196,000
Gil Amelio	2012	—	—	—	—	—	—	—
Chairman	2013	—	—	—	$271,078	—	—	$271,078

Option Grants Table

Individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2013 were options to acquire 3,000,000 shares of common stock at a price of $0.10 per share. Issued on May 17, 2013 and vesting over 36 months. The options were valued using the Black Schoals pricing model at an aggregate valuation of $271, 078 as of May 17, 2013, the ate of grant.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal years ended December 31, 2013 and 2012, by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, the number and percentage of outstanding shares of 5BARz International Inc. common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common stock	Daniel Bland	41,428,834	23.5%
	5535 Peregrine Way
	Blaine, Washington
	98230

Options	Gil Amelio 5835 Strasbourg Court Reno, Nevada 89511	3,000,000	1.7%

Common stock Warrants	Global Equity Finance Ltd. Bahnhofstrasse 28a CH8001, Zurich Switzerland	7, 035,000 10,225,000	9.8%

The percent of class is based on 175,773,105 shares of our common stock issued and outstanding as of March 15, 2013.

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

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on form 10-Q for the years ended December 31, 2013 and December 31, 2012 were approximately $110,000 and $75,000 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2012 and December 31, 2011.

Tax Fees: Fees for tax services for the years ended December 31, 2013 and December 31, 2012 were $1,250 and $975 respectively.

All Other Fees: There were no fees billed for professional services other than those described above were for the years ended December 31, 2013 and December 31, 2012.

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

5BARz International Inc.

Dated: April 14, 2014	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer

Dated: April 14, 2014	By: /s/ Daniel Bland
Daniel Bland
Chief Financial Officer