Form 10-Q
period 2014-03-31
5BARz International, Inc.
filed 2014-05-20
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1258321

5BARz International Inc.

 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9444 Waples Street, Suite 140 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

877-723-7255

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of May 5, 2014 was 181,047,436.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the quarter ended March 31, 2014

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited) a) Condensed Consolidated Balance Sheets as at March 31, 2014 and December 31, 2013	F-1
	b) Condensed Consolidated Statement of Operations for the three month period ended March 31, 2014 and 2013 and for the period from inception (November 14, 2008) to March 31, 2014.	F-2
	c) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013 and for the period from inception (November 14, 2008) to March 31, 2014.	F-3
	d) Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon senior securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Quarterly report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 25, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4, and elsewhere in this Quarterly report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$374,342	$450,215
Inventories	167,655	161,900
Note receivable	—	65,000
Prepaid expenses and deposits	71,718	62,981
TOTAL CURRENT ASSETS	613,715	740,096

FIXED ASSETS:
Furniture and Equipment, net	222,044	225,983
OTHER ASSETS:
Intangible assets	3,402,367	3,387,406
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,542,613	4,527,652
TOTAL ASSETS	$5,378,372	$5,493,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,549,229	$1,450,167
Due to escrow agent	52,321	52,321
Derivative liabilities	57,402	60,018
Lease obligation ( current portion )	60,000	60,000
Notes payable	291,496	410,183
TOTAL CURRENT LIABILITIES	2,010,448	2,032,689
Lease obligation (non- current portion )	87,024	100,464
TOTAL LIABILITIES	2,097,472	2,133,153

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 178,147,436 and 163,909,191 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	178,148	163,909
Capital in excess of par value	10,051,887	7,721,140
Deficit accumulated during the development stage	(7,594,457)	(5,173,598)
Accumulated other comprehensive income	32,321	29,234
Non-controlling interest	613,001	619,893
TOTAL STOCKHOLDERS EQUITY	3,280,900	3,360,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,378,372	$5,493,731

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2014 AND 2013
AND FOR THE PERIOD FROM INCEPTION (November 14, 2008) TO MARCH 31, 2014
(Unaudited)
			Cumulative,
	3 Months Ended		November 14, 2008
	March 31, 2014	March 31, 2013	to March 31, 2014
Income Statement

Sales	$—	$—	$—
Cost of Sales	—	—	—
Gross profit	—	—	—

Operating expenses:
Amortization and depreciation	19,895	828	34,980
Bank charges and interest	14,440	24,560	309,359
Sales and marketing expenses	201,701	47,626	740,864
Research & development	1,022,122	—	1,828,169
General and administrative expenses	1,172,209	442,401	5,406,431
Total operating expenses	2,430,367	515,415	8,949,882

Loss from operations	(2,430,367)	(515,415)	(8,949,882)

Other income (expense):
Interest income	—	—	16,666
Currency losses	—		(566)
Change in fair value of derivative liability	2,616	(57,975)	572,684
Amortization of debt discount on derivative liability	—		(132,897)
Loss on termination of finance agreements	—		(152,676)
Loss on conversion of debt	—	—	(17,500)
Change in warrant liability	—	86,873	5,823
Gain on debt settlements	—	—	1,072,227
Total Other income	2,616	28,898	1,363,761
Net loss before non-controlling interest	(2,427,751)	(486,517)	(7,586,121)
Non-controlling interest share of net loss	6,892	53,163	(8,336)
Net loss after non-controlling interest	(2,420,859)	(433,354)	$(7,594,457)

Basic loss per common share	(0.015)	(0.004)
Weighted average number of shares outstanding	160,178,422	110,476,917

Other comprehensive income
Foreign currency translation gain	3,087	(7,071)
Other comprehensive income	3,087	(7,071)
Comprehensive loss	$(2,417,772)	$(440,425)

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
( A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013
AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 14, 2008) TO MARCH 31, 2014
(Unaudited)
			Cumulative,
	12 Months Ended		November 14, 2008
	March 31, 2014	March 31, 2013	to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,427,751)	$ (486,517)	$(7,586,121)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	19,895	828	34,396
Amortization of debt discount	—	—	132,897
Non - controlling interest share of net loss	—	—	(257)
Stock based compensation	386,696	3,866	994,922
Change in fair value of derivative liability	(2,616)	57,975	(484,048)
Change in debt discount on convertible notes	—	—	20,180
Change in warrant liability	—	—	6,790
Common shares issued for services	387,500	131,030	1,422,203
Gain on settlement of debts	—	—	(1,073,009)

Changes in operating assets and liabilities:

Change in inventories	(5,755)	—	(167,655)
Change in note receivable	65,000	—	—
Change in accounts payable and accrued expenses	95,464	117,282	1,117,425
Change in prepaid expenses and deposits	(8,738)	720	(52,560)
Change in unpaid interest and penalties on notes payable	7,552	15,978	498,460
Change in amount due to escrow agent	—	—	52,321
Net cash from (used in) operating activities	(1,482,753)	(158,838)	(5,084,056)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment in CelLynx	—	—	(170,000)
Cash in CelLynx - date of acquisition	—	—	3,260
Acquisition of intangible assets	(14,961)	—	(19,769)
Purchase of furniture and equipment assets	(15,956)	—	(82,902)
Net cash used in investing activities	(30,917)	—	(269,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under line of credit agreement CelLynx	—	—	(250,152)
Payment of amount due to CelLynx - intellectual property acquisition	—	—	(242,865)
Proceeds from issuance of convertible notes	—	—	442,140
Payments of amounts due to related party	—	(19,483)	(464,172)
Proceeds used to settle notes payable	(105,939)	(42,500)	(531,840)
Proceeds from issuance of common stock	1,544,900	227,000	6,385,497
Proceeds from issuance of common stock by subsidiary - 5BARz AG	9,189	(1,565)	380,320
Principal payments of capital leases	(13,440)	—	(23,440)
Net cash provided by financing activities	1,434,710	163,452	5,695,488

Effect of foreign currency exchange	3,087	(7,071)	32,321

NET INCREASE IN CASH	(75,873)	(2,457)	374,342

CASH, BEGINNING OF PERIOD	450,215	48,308	0

CASH, END OF PERIOD	$374,342	$45,851	$374,342

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$5,327	$17,608	$75,145

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon acquisition of CelLynx Group, Inc.	$—	—	$250,000
Settlement of prepaid deposit upon acquisition of CelLynx Group, Inc.	$—	—	$170,000
Fair market value of notes converted upon acquisition of CelLynx Group, Inc.	$—	—	$455,000
Fair market value of net assets acquired	$—	—	$875,000
Conversion of notes payable - CelLynx Group,Inc. & 5BARz	$20,300	$3,600	$120,700
Investment in CelLynx intellectual property for shares			$1,800,000
Replacement of common shares acquired with a convertible note	$—	$80,000	$80,000
Issuance of convertible note in lieu of accounts payable	$—	$147,428	$147,428
Shares issued to settle interest on notes payable	$—	$7,500	$7,500
Settlement of accounts payable with common stock	$—	—	$1,270,193
Settlement of notes payable with common stock	$—	—	$514,398
Lease obligation	$—	—	$160,464

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

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.3% held subsidiary at March 31, 2014. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at March 31, 2014. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has not commenced planned principal operations. As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses for the period from November 14, 2008 (date of inception) through March 31, 2014 of $7,586,121. The Company has negative cash flows from operations since inception of $5,084,056 and has an accumulated deficit of $7,594,457 at March 31, 2014. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product and commence its planned operations.

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

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 14, 2014 for the fiscal year ended December 31, 2013.

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

Research and Development Costs

Research and Development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of March 31, 2014 the Company’s inventory included 1,055 units of Road Warrior cellular network extenders.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of March 31, 2014.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the three months ended March 31, 2014.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2014	$57,402	$—	$—	$57,402
December 31, 2013	$60,018	$—	$—	$60,018

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2014	December 31, 2013
Beginning balance	$—	$—
Aggregate fair value of conversion feature upon issuance	60,018	57,995
Change in fair value of derivative liabilities	(2,616)	2,023
Ending balance	$57,402	$60,018

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	March 31, 2014	December 31, 2013
Stock price	$0.22	$0.25
Volatility	223%	211%
Risk-free interest rate	0.04%	0.04%
Dividend yield	0%	0%
Expected life	0.002 years	0.002 years

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

As of March 31, 2014 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

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

The Company incurred stock based compensation charges during the three month period ended March 31, 2014 and 2013 as follows;

	2014	2013
General and administrative	$193,121	$(3,866)
Research and development	159,975	—
Sales and marketing	33,600	—
Total	$386,696	$(3,866)

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities of 69,510,108 and 8,703,469 were not included in the calculation of loss per common share for the quarter ended March 31, 2014 or 2013 respectively, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 - Summary of significant accounting policies (continued)

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

 Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Office furniture and equipment	$76,880	$70,804
Research and development equipment (i)	169,350	169,350
Leasehold improvements	6,940	6,940
	253,170	247,094
Accumulated amortization & depreciation	(31,126)	(21,111)
Furniture & equipment net	$222,044	$225,983

During the quarter ended March 31, 2014 the Company incurred amortization and depreciation expense of $19,895, (2013 - $828), and $34,980 from November 14, 2008 (date of inception) to March 31, 2014.

(i)	The research and development equipment is subject to the terms of a capital lease agreement. (See Note 7)

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	March 31, 2014	December 31, 2013
Technology	$3,030,755	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,402,367	3,387,406
Accumulated amortization	—	—
Technology and other intangibles, net	$3,402,367	$3,387,406

During the quarter ended March 31, 2014 and 2013 no amortization has been recorded on technology and other intangibles. The intangible assets will commence amortization with the initial commercial production (2014) of products incorporating the related technology. The Company’s estimated technology amortization over the next five years is expected to be $891,000.

Marketing and distribution agreement will also commence amortization when the Company delivers its first product in 2014.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Cumulative sales of stock

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

(Unaudited)

Note 5 – Cumulative sales of stock (continued)

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

(Unaudited)

Note 5 – Cumulative sales of stock (continued)

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

(Unaudited)

Note 5 – Cumulative sales of stock (continued)

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

(Unaudited)

Note 5 – Cumulative sales of stock (continued)

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

During the period July 25, 2013 to March 6, 2014 the Company issued 29,390,000 units at a price of $0.10 per unit for aggregate proceeds of $2,939,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant. This private placement includes proceeds of $2,284,000 raised prior to December 31, 2013, and the balance of $655,000 raised subsequent to December 31, 2013.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Cumulative sales of stock (continued)

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

During the period March 7, 2014 to March 31, 2014 the Company issued 5,932,665 units at a price of $0.15 per unit for aggregate proceeds of $889,900. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Convertible Securities

Convertible Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance March 31, 2014	Balance December 31, 2013
June 8, 2012	—	(a)	—	—	103,997
December 17, 2012	80,000	(b)	8,245	88,245	86,645
January 8, 2013	140,087	(c)	—	140,087	154,017
Notes payable – 5BARz International Inc.	$220,087		$8,245	$228,332	$344,659

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance March 31, 2014	Balance December 31, 2013
May 24, 2012	19,500	(d)	15,407	34,907	37,822
September 12, 2012	12,500	(e)	15,757	28,257	27,702
Notes payable CelLynx Group, Inc.	$32,000		$31,164	$63,164	$65,524
Total	$252,087		$39,409	$291,496	$410,183

(a)	In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm (La Jolla). On February 3, 2012 the investment firm advanced $100,000, and on June 8, 2013 they advanced $50,000 to the Company. As contemplated, the convertible debenture agreement provided that the investor could invest up to $500,000 and convert the principal and unpaid interest into a certain number of shares, 180 days from the date of the agreement. The equity investment agreement provided to Holder the right, from time to time during the term of the Agreement, to invest in the Company through the purchase of up to $5,000,000 of the Company’s Common Stock. Each purchase under this Agreement was to be made at 150% of the “Volume Weighted Average Price” (VWAP) on the day prior to the day the investment is made (the “Purchase Price”). Beginning on the date that is one hundred eighty (180) days following the Issue Date, Holder shall have the right to purchase Common Stock under this Agreement. Provided the VWAP is above $0.06, Holder shall purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date. On August 2, 2012 and August 13, 2012, the Company received conversion notices that materially conflict with the parties’ negotiations and the terms of the agreement. The Company offered to repay the amounts invested along with accrued interest and additional share compensation, but arrived at no settlement.

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon their $150,000 investment made under the putative agreements. La Jolla Cove Investors, Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On November 8, 2012, the Company filed an answer, affirmative defenses, and counterclaims, against the plaintiff. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. The Company issued the 125,000 shares on February 12, 2013. On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. During the period from May 22, 2013 to March 31, 2014 the Company made a series of payments aggregating $325,939 representing principal and interest required under the stipulated judgment, which is paid in full as of March 31, 2014, and the judgment has been dismissed.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Convertible Securities (continued)

(b)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture to March 31, 2014, interest of $8,245 was accrued on the convertible debenture, resulting in a total principal and interest due at March 31, 2014 of $88,249. In connection with this convertible debt, the Company recorded $22,185 of derivative liability as of March 31, 2014.

(c)	On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During period from January 8, 2013 to March 31, 2014, interest of $14,358 was accrued on the convertible debenture. On November 15, 2013, $5,000 was paid on the note by way of conversion to common stock and on January 15, 2014 a further $16,700 was paid on the note by way of conversion to common stock. At March 31, 2014 principal and interest due on the note was $140,087. In connection with the convertible debt the Company recorded $35,217 of derivative liability as of March 31, 2014.

(d)	On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”). The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of March 31, 2014 the note is past due. The note principle and accrued interest outstanding at March 31, 2014 was $34,907.

(e)	On September 12, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of March 31, 2014 the note is past due. The note was carried at $28,257 comprised of principle and interest due at March 31, 2014.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing minimum lease payments as follows;

2014	$45,000
2015	$60,000
2016	$50,000
Total	$155,000
Interest (12%)	$7,976
Capitalized valuation of equipment	$147,024

During the three months ended March 31, 2014 amortization expense of $16,465 (2013 – nil) was recorded on the R&D equipment.

Note 8 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,000,000	$0.10	1.4
Granted	4,150,000	0.17	5.0
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2014	8,150,000	$0.14	3.47
Exercisable at March 31, 2014	8,150,000	$0.14	3.47

On May 17, 2013 the Company established the 2013 stock incentive plan for the Company. On that date 4,000,000 stock options were issued to officers of the Company to acquire common stock at a price of $0.10 per share. On January 13, 2014 the Company issued 4,150,000 options at a strike price of $0.17 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants (continued)

January 13, 2014
Stock price	$0.17
Volatility	225%
Risk-free interest rate	0.04%
Dividend yield	0%
Expected life	5.0 years

In addition to the stock options issued pursuant to the 2013 stock option plan as provided above, the Company awarded 2,000,000 shares (valued at $160,000) to be provided to the CTO of the Company, to be vested over a period which is the sooner of (i) 12 months of engagement with the Company as CTO, or (ii) the successful completion of the beta test unit as specified in working with the Company’s collaborative partner, a multi-national wireless operator.

At January 13, 2014, the fair value of the options issued were determined to be $1,263,953 based upon the assumption provided above. The option valuations are being amortized over vesting terms ranging from 1-5 years. The stock commitment is being amortized over a one year vesting term. For the three months ended March 31, 2014, $386,696 was amortized to expense.

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	47,580,103	$0.26
Granted *	12,482,664	0.30
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2014	60,062,767	$0.27	1.50
Exercisable at March 31, 2014	60,062,767	$0.27	1.50

* During the three months ended March 31, 2014, the Company granted 12,482,664 warrants as part of a unit in connection with various equity raises.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants (continued)

Options – CelLynx Group, Inc.

At March 31, 2014, CelLynx Group Inc. has the following Options outstanding;

The number and weighted average exercise prices of all options and warrants exercisable as of March 31, 2014, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2013	65,000,000	$0.0002	4.3
Granted	—
Expired	—
Outstanding at March 31, 2014	65,000,000	$0.0002	3.9

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to March 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,500,000	$.96
Granted
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014	4,500,000	$0.96	.81
Exercisable at March 31, 2014	4,500,000	$0.96	.81

Note 9 - Related party transactions

On December 30, 2010 the Company acquired by way of an assignment agreement all right title and interest in a set of agreements from a Company of which the President and Director is also the President and Director of the reporting Company. The proceeds to be paid for that assignment agreement was comprised of a note payable in the amount of $370,000, and the issuance of 15,600,000 shares of common stock. That amount was paid in full along with interest at a rate of 5% per annum. That note payable was paid in full by June 30, 2012.   At March 31, 2014 the Company had a balance due to the related party in the amount of $0 (March 31, 2013 - $367).

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. During the period from inception (October 6, 2011) to March 31, 2014, sales of those securities aggregated 125,000 shares sold for proceeds of $375,000 CHF ($423,975 USD). At March 31, 2014 the Company holds a 94.3% controlling interest in 5BARz AG represented by 9,425,000 shares. During the 3 month period ended March 31, 2014 the Company sold 3,000 of the securities that it holds in 5BARz AG and the controlling interest in 5BARz AG was reduced by 0.1% to a 94.3% controlling interest.

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

Note 11 – Investment in CelLynx Group, Inc.

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

On April 13, 2012 the Company exercised $7,700 under the terms of the convertible line of credit agreement with CelLynx Group, Inc. to acquire a further 51,333,333 shares in the capital stock of CelLynx Group, Inc. On May 15, 2012 the Company exercised a further $58,500 to acquire a further 390,000,000 shares and on May 21, 2013 the Company acquired 375,000,000 shares on the conversion of $9,375 and on March 31, 2014 the Company acquired 105,000,000 shares on exercise of $26,250 under the convertible line of credit agreement. Each conversion increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from 3rd party convertible note conversions. At March 31, 2014 the Company had a 60% equity ownership in CelLynx Group, Inc.

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Asset Acquisition Agreement

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

ii. The Company agreed to make available to CelLynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group,Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At March 31, 2014, the Company had converted $175,325 of the amount due under the revolving line of credit facility for 1,271,333,333 shares of the capital stock of CelLynx Group, Inc. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 13 - Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of March 31, 2014 the Company accrued $263,000 in its financial statements.

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and does 1 through 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. On March 8, 2013 as a result not meeting the stipulated payment schedule, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement. During the period from May 22, 2013 to March 31, 2014 the Company made a series of payments aggregating $325,939 representing principle and interest required under the stipulated judgment, which is paid in full as of March 31, 2014, and the claim has been dismissed.

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

5BARz International, Inc.

(A Development Stage Company)

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Subsequent events

Sales of Common Stock

During the period from April 1, 2014 to May 6, 2014, the Company issued 2,800,000 units at a price of $0.15 per unit for aggregate proceeds of $420,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On April 28, 2014 the Company issued 100,000 units at a price of $0.15 per unit for services with a total value of $15,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

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

Company History

5BARz was incorporated on November 17, 2008 and is a Nevada Corporation. In 2010 the Company acquired the “Master Global Marketing and Distribution Rights” for the marketing and distribution of 5BARz™ products throughout the world. In addition to the acquisition of the marketing and distribution rights, the Company acquired a 60% interest in the underlying intellectual property comprising the 5BARz™ products, and holds a security interest over the balance of those assets.

On March 27, 2012, 5BARz acquired a 60% controlling interest in CelLynx Group Inc. and it’s consolidated subsidiary CelLynx Inc., the Company which commenced development of the 5BARz technology.

On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At March 31, 2014, the Company held a 94.3% equity interest in that entity. 5BARz Ag has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz™ products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

Prior to December 30, 2010 the Registrant was a designated shell Company pursuant to Section 12B-2 of the Exchange Act of 1934, and operated under the name Bio-Stuff Inc. The business of Bio-Stuff was comprised of the development of bio-degradable products. That business was abandoned by the Company in 2010 when the 5BARz business opportunity was acquired.

Milestones

2007: A 5BARz™ working prototype was developed of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths. This product was comprised of a unique software and hardware configuration which incorporated intuitive technology which operates in a manner which provides a modulated signal improvement I a manner which does not disrupt the network while improving signal stability and signal fidelity.

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

Global Marketing and Distribution Agreement

On October 19, 2011, 5BARz International Inc. entered into a Marketing and Distribution agreement with 5BARz AG (a perpetual license agreement), through which 5BARz AG holds the exclusive rights for the marketing and distribution of products produced under the 5BARz™ brand for markets in Switzerland, Austria and Germany.

Results of Operations

Three month period ended March 31, 2014 compared to three month period ended March 31, 2013.

	3 Months ended March 31 2014	3 Months ended March 31, 2013	Difference
Amortization and depreciation	$19,895	828	19,067
Bank charges & interest	14,440	24,560	(10,120)
Sales and marketing expenses	201,701	47,626	154,075
Research & development	1,022,122	0	1,022,122
General and administrative	1,172,209	442,401	729,808
Total Operating Expenses	2,430,367	515,415	1,914,952
Other income (expenses)	2,616	28,898	(26,282)
Net Income (Loss)	$(2,427,751)	(486,517)	(1,941,234)

The three months ended March 31, 2014 reflects a net loss of $2,420,859 representing an increase in the loss of $1,987,505 compared to the corresponding three month period loss of $433,354 for the period ended March 31, 2013. The most significant portion of that operating expense increase is the $1,022,122 in research and development expenses, resulting from the Company’s team of engineers and outside consultants, working in conjunction with our collaborative partner, building prototype units to be provided to cellular network operators for adoption by them as a part of their solutions for improved connectivity for their subscribers. The Company’s Innovation Center in San Diego California is fully operational at this time and did not exist in the corresponding quarter of the prior fiscal year. This represents the operational center for the 5BARz research and development efforts. The General and Administrative expenses have also increased by $729,808 during the quarter ended March 31, 2014, comprised in the most part of consulting ($182,519) and investor relations ($393,204) expenses and stock based compensation of $193,121, related to the acceleration of financings underway in the Company and general expansion of the Company’s operations. These fees reflect a growing group of individuals involved with the Company as it’s growth begins to accelerate.

The Company has incurred losses from operations, from inception, November 14, 2008 to March 31, 2014 in the aggregate amount of $8,949,882. On December 30, 2010 the Company changed from a designated shell Corporation to an operating business with the acquisition of the assets comprising the 5BARz business opportunity. The loss from operations of that business for the period January 1, 2011 to March 31, 2014 was $8,896,652, after giving effect to the loss as a shell Company of $53,230 comprised of general and administrative expenses.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The company will require additional capital to meet its’ long term operating requirements. The Company expects to continue to raise additional capital through a multi faceted strategy to include the further sale of equity securities, sales of equity securities by subsidiary Companies, and factoring facilities as the Company’s sales progress.

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

The Company’s net loss during the three month period ended March 31, 2014 was $2,420,859 or $0.015 per share compared to a loss from operations of $433,354 or $0.004 per share during the three months ended March 31, 2013. The weighted average number of shares outstanding was 160,178,422 for the three month period ended March 31, 2014 compared to 110,476,917 for three month period ended March 31, 2013.

Liquidity and Capital Resources

As at March 31, 2014

As at March 31, 2014, the reporting issuer’s current assets were $613,715 and current liabilities were $2,010,448, which results in a working capital deficit of $1,396,733. As at March 31, 2014, current liabilities were comprised in the most part of liabilities that were incurred by CelLynx Group, Inc. in the aggregate amount of $1,150,662 of which $1,087,498 are liabilities incurred in the early stages of development of CelLynx, prior to the acquisition of the Company by 5BARz, and the liabilities are several years old. During the three months ended March 31, 2014 the Company completed private placements for cash of $1,544,900, and issued shares for services aggregating a further $387,500.

As at March 31, 2014, the Company’s total assets were $5,378,372 comprised of intellectual property in the amount of $3,402,367 and goodwill arising on the acquisition of CelLynx Group, Inc. in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has deposits and prepaid expenses of $69,083 in Switzerland related to their office and operations in 5BARz AG.

As at March 31, 2014, the Company’s total liabilities were $2,097,472 comprised of current liabilities as described above. The decrease in liabilities as at March 31, 2014 from year ended December 31, 2013 of $35,681 was the result of a sharp decline in notes payable, in that the Company settled $105,939 in notes payable for cash.

Stockholders’ equity decreased from an equity at December 31, 2013 of $3,360,578 to an equity balance of $3,280,900 at March 31, 2014. This decrease of $79,678 is attributable in the most part to equity transactions during the period of $2,344,986 being offset by a loss during the three month period ended March 31, 2014 of $2,427,751.

Cash Flows from Operating Activities

For the three month period ended March 31, 2014, net cash flows used in operating activities was $1,482,753 consisting primarily of cash used for general and administrative expenses and research and development costs.

Cash Flows from Investing Activities

For the three month period ended March 31, 2014, net cash flows used in investing activities was $30,917 comprised of expenditures on furniture and equipment assets, for the Company’s Innovation Center in San Diego, as well as $14,961 paid for the filing of additional patent applications.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity. For the three month period ended March 31, 2014, net cash flows provided from financing activities was $1,434,710 comprised of proceeds from the sale of common stock in the amount of $1,554,089 and the repayment of convertible notes in the amount of $105,939 and payment of principle amounts due under a capital lease of $13,440.

We expect that working capital requirements will continue to be funded through further issuances of securities, from the sales of equity in future subsidiaries licensed to sell 5BARz product in foreign jurisdictions and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has entered into a series of private placements over the past several quarters to finance operations. Existing working capital, further sales of equity securities, funding through the sale of equity securities from subsidiary operations and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

Prior to the date of this Quarterly Report, the Company had entered into a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. To March 31, 2014, the Company has provided funding to CelLynx Group of $2,659,628. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months to minimum lease payments of $281,154.

Purchase of Significant Equipment

On November 1 2013, the Company entered into an agreement for the acquisition of R&D equipment for use by their engineering group in their innovation center in San Diego, in the amount of $180,000 paid over three years.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2013, our independent auditors included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2013 and 2012, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of March 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of March 31, 2014 the Company accrued $263,000 in its financial statements.

On October 16, 2012, a complaint was filed in the federal court for the Northern District of California against 5BARz International Inc. and does 1 through 10, claiming breach of contract and seeking compensatory damages and alleged loss of profits of in excess of $2,500,000, based upon a $150,000 investment made by LA Jolla Cove Investors under certain putative agreements. La Jolla Cove Investors Inc. v. 5BARz International, Inc., 3:12-CV-5333 (N.D. Cal.). On January 3, 2013, the Company and La Jolla Cove Investors, Inc. entered into an agreement for the settlement of the lawsuit for proceeds of $300,000 plus accrued interest from the date of the settlement agreement at a rate of 9%, plus the delivery of 125,000 shares of the common stock of the Company. On January 13, 2013 a stipulation dismissing action without prejudice and without award of attorney’s fees or costs was entered. On March 8, 2013 as a result not meeting the stipulated payment schedule, La Jolla Cove was awarded a judgment in the amount of $300,000 plus accrued interest at a rate of 9% from the date of the settlement agreement. During the period from May 22, 2013 to March 31, 2014 the Company made a series of payments aggregating $325,939 representing principle and interest required under the stipulated judgment, which is paid in full March 31, 2014, and the claim has been dismissed.

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

Ability to continue as a going concern

The Company has incurred net losses of $7,594,457 for the period from inception November 14, 2008, to March 31, 2014. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014 and to the date of this report we have issued shares of common stock as follows:

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

During the period from January 1, 2014 to March 6, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period March 7, 2014 to March 31, 2014 the Company issued 5,932,665 units at a price of $0.15 per unit for aggregate proceeds of $889,900. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period from April 1, 2014 to May 6, 2014, the Company issued 2,800,000 units at a price of $0.15 per unit for aggregate proceeds of $420,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On April 28, 2014 the Company issued 100,000 units at a price of $0.15 per unit for services with a total value of $15,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company and certain consolidated subsidiaries are in default under the terms of convertible notes for non-payment when due as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due

CelLynx Group, Inc.	Asher Enterprises, Inc.	32,000	31,164	$63,164

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: May 20, 2014	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors