Form 10-Q
period 2014-06-30
5BARz International, Inc.
filed 2014-08-14
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of August 8, 2014 was 194,878,692.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three and six months ended June 30, 2014

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited) a) Condensed Consolidated Balance Sheets as at June 30, 2014 and December 31, 2013	F-1
	b) Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2014 and 2013 and for the period from inception (November 14, 2008) to June 30, 2014.	F-2
	c) Condensed Consolidated Statement of Cash Flows for the three and six month periods ended June 30, 2014 and 2013 and for the period from inception (November 14, 2008) to June 30, 2014.	F-3
	d) Notes to Condensed Consolidated Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon senior securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$228,333	$450,215
Inventories	167,655	161,900
Note receivable	—	65,000
Prepaid expenses and deposits	110,482	62,981
TOTAL CURRENT ASSETS	506,470	740,096

FIXED ASSETS:
Furniture and Equipment, net	191,336	225,983
OTHER ASSETS:
Intangible assets	3,406,367	3,387,406
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,546,613	4,527,652
TOTAL ASSETS	$5,244,419	$5,493,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,899,280	$1,450,167
Due to escrow agent	52,321	52,321
Derivative liabilities	45,632	60,018
Lease obligation (current portion)	60,000	60,000
Notes payable	239,656	410,183
TOTAL CURRENT LIABILITIES	2,296,889	2,032,689
Lease obligation (non- current portion )	73,450	100,464
TOTAL LIABILITIES	2,370,339	2,133,153

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 250,000,000 shares authorized; 189,358,826 and 163,909,191 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	189,359	163,909
Capital in excess of par value	11,970,858	7,721,140
Accumulated deficit	(9,926,455)	(5,173,598)
Accumulated other comprehensive income	34,657	29,234
Non-controlling interest	605,661	619,893
TOTAL STOCKHOLDERS EQUITY	2,874,080	3,360,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,244,419	$5,493,731

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income Statement

Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Operating expenses:
Amortization and depreciation	16,936	300	36,830	1,128
Bank charges and interest	3,786	4,408	18,226	28,968
Sales and marketing expenses	153,155	43,742	354,856	91,368
Research & development	1,054,597	104,000	2,076,719	104,000
General and administrative expenses	1,122,693	541,005	2,294,902	983,406
Total operating expenses	2,351,167	693,455	4,781,533	1,208,870

Loss from operations	(2,351,167)	(693,455)	(4,781,533)	(1,208,870)

Other income (expense):
Interest income	58	—	58	—
Change in fair value of derivative liability	11,770	6,726	14,386	(51,249)
Other	—	—	—	86,873
Total Other income	11,828	6,726	14,444	35,624
Net loss before non-controlling interest	(2,339,339)	(686,729)	(4,767,089)	(1,173,246)
Non-controlling interest share of net loss	7,340	37,961	14,232	91,124
Net loss after non-controlling interest	$(2,331,999)	$(648,768)	$(4,752,857)	$(1,082,122)

Basic loss per common share	(0.01)	(0.01)	(0.03)	(0.01)
Weighted average number of shares outstanding	174,562,961	119,312,610	167,410,428	114,802,447

Other comprehensive income
Foreign currency translation gain	2,336	18,823	5,423	11,752
Other comprehensive income	2,336	18,823	5,423	11,752
Comprehensive Loss	$(2,329,664)	$(629,945)	$(4,747,434)	$(1,070,370)

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 and 2013
(Unaudited)
	6 Months Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,767,089)	$(1,173,246)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	36,830	1,128
Stock based compensation	911,560	53,654
Change in fair value of derivative liability	(14,386)	59,427
Common shares issued for services	426,250	146,030

Changes in operating assets and liabilities:

Change in inventories	(5,755)	—
Change in note receivable	65,000	—
Change in accounts payable and accrued expenses	445,515	278,695
Change in prepaid expenses and deposits	(47,501)	612
Change in unpaid interest and penalties on notes payable	5,713	11,901
Net cash used in operating activities	(2,943,863)	(621,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(18,961)	—
Purchase of furniture and equipment assets	(2,183)	—
Net cash used in investing activities	(21,144)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	35,000
Payments of amounts due to related party	—	(19,378)
Proceeds used to settle notes payable	(105,939)	(91,584)
Proceeds from issuance of common stock	2,837,025	646,750
Proceeds from issuance of common stock by subsidiary - 5BARz AG	33,630	95,223
Principal payments of capital leases	(27,014)	—
Net cash provided by financing activities	2,737,702	666,011

Effect of foreign currency exchange	5,423	11,752

NET (DECREASE) INCREASE IN CASH	(221,882)	55,964

CASH, BEGINNING OF PERIOD	450,215	48,308

CASH, END OF PERIOD	$228,333	$104,272

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$8,377	$10,858

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable - CelLynx Group,Inc. & 5BARz	$70,300	$7,200
Issuance of convertible note in lieu of accounts payable	$—	$147,428
Shares issued to settle interest on notes payable	$—	$7,500
Settlement of notes payable with common stock	$—	38,750
The accompanying notes are an integral part of these financial statements

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Going Concern

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

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.2% held subsidiary at June 30, 2014. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at June 30, 2014. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has made no revenue to date. The Company incurred losses of $2,339,339 and $4,767,089 during the three and six months ended June 30, 2014 respectively. Cash used in operating activities was $2,943,863 and $621,799 for the six months ended June 30, 2014 and 2013 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 14, 2014 for the fiscal year ended December 31, 2013.

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its 94.2% owned subsidiary, 5BARz AG, and it’s 60% owned subsidiary CelLynx Group, Inc. and that Company’s 100% owned subsidiary CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

As the Company's has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company is considered a development stage company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology and test kits.

In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been omitted from this report.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of June 30, 2014 the Company’s inventory included 1,055 units of Road Warrior cellular network extenders.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of June 30, 2014.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the three and six months ended June 30, 2014.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2014	$45,632	$—	$—	$45,632
December 31, 2013	$60,018	$—	$—	$60,018

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

	June 30, 2014	December 31, 2013
Beginning balance	$60,018	$—
Aggregate fair value of conversion feature upon issuance		57,995
Change in fair value of derivative liabilities	(14,386)	2,023
Ending balance	$45,632	$60,018

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	June 30, 2014	December 31, 2013
Stock price	$0.22	$0.25
Volatility	173%	211%
Risk-free interest rate	0.04%	0.04%
Dividend yield	0%	0%
Expected life	0.002 years	0.002 years

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

As of June 30, 2014 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

The Company incurred stock based compensation charges during the three and six month period ended June 30, 2014 and 2013 as follows;

	3 months ended		6 months ended
	June 30		June 30
	2014	2013	2014	2013
General and administrative	$347,388	$11,623	$540,509	$15,489
Research and development	126,124	38,165	286,099	38,165
Sales and marketing	51,352	—	84,952	—
Total	$524,864	$49,788	$911,560	$53,654

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities of 80,241,696 and 19,111,054 were not included in the calculation of loss per common share for the three and six months ended June 30, 2014 or 2013 respectively, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Office furniture and equipment	$63,108	$70,804
Research and development equipment (i)	169,350	169,350
Leasehold improvements	6,940	6,940
	239,398	247,094
Accumulated amortization & depreciation	(48,062)	(21,111)
Furniture & equipment net	$191,336	$225,983

During the three and six months ended June 30, 2014 the Company incurred amortization and depreciation expense of $16,936, (2013 - $300) and $36,830, (2013 - $1,128) respectively.

(i)	The research and development equipment is subject to the terms of a capital lease agreement. (See Note 7).

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	June 30, 2014	December 31, 2013
Technology	$3,034,755	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,406,367	3,387,406
Accumulated amortization	—	—
Technology and other intangibles, net	$3,406,367	$3,387,406

During the six months ended June 30, 2014 and year ended December 31, 2013 no amortization has been recorded on technology and other intangibles. The intangible assets will commence amortization with the initial commercial production (2014) of products incorporating the related technology. The Company’s estimated technology amortization over the next five years is expected to be $892,575.

Marketing and distribution agreement will also commence amortization when the Company delivers its first product in 2014.

Note 5 - Sales of common stock

During the six months ended June 30, 2014, we have issued shares of common stock as follows:

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total fair value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total fair value of $287,500.

On April 28, 2014 the Company issued 100,000 units at a price of $0.15 per unit for services with a total value of $15,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On May 1, 2014 the Company issued 2,000,000 shares for services valued at $160,000.

On May 29, 2014 the Company issued 347,222 shares at a price of $0.144 per share for the settlement of notes payable with a total value of $50,000.

On June 1, 2014 the Company issued 25,000 shares at a price of $0.20 per share for services with a total fair value of $5,000.

On June 27, 2014 the Company issued 100,000 shares at a price of $0.15 per share for services with a total fair value of $15,000.

On June 27, 2014 the Company issued 25,000 shares at a price of $0.15 per share for services with a total fair value of $3,750.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 5 - Sales of common stock (continued)

During the period January 31, 2014 to March 6, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period March 7, 2014 to June 30, 2014 the Company issued 14,546,832 units at a price of $0.15 per unit for aggregate proceeds of $2,182,025. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

Note 6 – Convertible Securities

Convertible Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance June 30, 2014	Balance December 31, 2013
June 8, 2012	—	(a)	—	—	103,997
December 17, 2012	80,000	(b)	9,819	89,819	86,645
January 8, 2013	92,543	(c)	—	92,543	154,017
Notes payable – 5BARz International Inc.	$172,543		$9,819	$182,362	$344,659

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance June 30, 2014	Balance December 31, 2013
May 24, 2012	15,900	(d)	17,446	33,346	37,822
September 12, 2012	12,500	(e)	11,448	23,948	27,702
Notes payable CelLynx Group, Inc.	$28,400		$28,894	$57,294	$65,524
Total	$200,943		$38,713	$239,656	$410,183

(a)	In January 2012, the Company negotiated potential agreements for a convertible debenture and an equity investment agreement with a private investment firm (La Jolla). On February 3, 2012 the investment firm advanced $100,000, and on June 8, 2013 they advanced $50,000 to the Company. As contemplated, the convertible debenture agreement provided that the investor could invest up to $500,000 and convert the principal and unpaid interest into a certain number of shares, 180 days from the date of the agreement. The equity investment agreement provided to Holder the right, from time to time during the term of the Agreement, to invest in the Company through the purchase of up to $5,000,000 of the Company’s Common Stock. Each purchase under this Agreement was to be made at 150% of the “Volume Weighted Average Price” (VWAP) on the day prior to the day the investment is made (the “Purchase Price”). Beginning on the date that is one hundred eighty (180) days following the Issue Date, Holder shall have the right to purchase Common Stock under this Agreement. Provided the VWAP is above $0.06, Holder shall purchase a minimum of $50,000 per month beginning two hundred ten (210) days from the Issue Date. On August 2, 2012 and August 13, 2012, the Company received conversion notices that materially conflict with the parties’ negotiations and the terms of the agreement. The Company offered to repay the amounts invested along with accrued interest and additional share compensation, but arrived at no settlement.

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

On March 13, 2013, an order granting entry of stipulated judgment was granted to La Jolla Cove Investors for payment by the Company of the $300,000 plus interest at 9%. During the period from May 22, 2013 to March 31, 2014 the Company made a series of payments aggregating $325,939 representing principal and interest required under the stipulated judgment, which is paid in full as of June 30, 2014, and the judgment has been dismissed.

(b)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture to June 30, 2014, interest of $9,819 was accrued on the convertible debenture, resulting in a total principal and interest due at June 30, 2014 of $89,819. In connection with this convertible debt, the Company recorded $22,475 of derivative liability as of June 30, 2014.

(c)	On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During period from January 8, 2013 to June 30, 2014, interest of $16,815 was accrued on the convertible debenture. On November 15, 2013, $5,000 was paid on the note by way of conversion to common stock and during the six months ended June 30, 2014 a further $66,700 was paid on the note by way of conversion to common stock. At June 30, 2014 principal due on the note was $92,543. In connection with the convertible debt the Company recorded $23,157 of derivative liability as of June 30, 2014.

(d)	On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”). The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of June 30, 2014 the note is past due. The note principle and accrued interest outstanding at June 30, 2014 was $33,346.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Convertible Securities (continued)

(e)	On September 12, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of June 30, 2014 the note is past due. The note was carried at $23,948 comprised of principle and interest due at June 30, 2014.

Note 7 – Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing future minimum lease payments as follows;

2014	$30,000
2015	$60,000
2016	$50,000
Total	$140,000
Interest (12%)	$6,550
Capital lease obligation	$133,450

During the three and six months ended June 30, 2014 amortization expense of $16,465 (2013 – nil) and $30,577 (2013 – nil) was recorded on the R&D equipment.

Note 8 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,000,000	$0.10	8.88
Granted	6,150,000	0.17	4.54
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2014	10,150,000	$0.14	6.25
Exercisable at June 30, 2014	10,150,000	$0.14	6.25

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants (continued)

On May 17, 2013 the Company established the 2013 stock incentive plan for the Company. On that date 4,000,000 stock options were issued to officers of the Company to acquire common stock at a price of $0.10 per share. On January 13, 2014 the Company issued 4,150,000 options at a strike price of $0.17 per share, in addition on May 14, 2014 the company issued 2,000,000 options at a strike price of $0.17 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	May 17, 2013	January 13, 2014	May 14, 2014
Stock price	$0.097	$0.17	$0.16
Volatility	245%	225%	191%
Risk-free interest rate	0.04%	0.04%	0.04%
Dividend yield	0	0	0%
Expected life	10 years	5 years	5 years

In addition to the stock options issued pursuant to the 2013 stock option plan as provided above, the Company awarded 2,000,000 shares (valued at $160,000) to be provided to the CTO of the Company, to be vested over a period which is the sooner of (i) 12 months of engagement with the Company as CTO, or (ii) the successful completion of the beta test unit as specified in working with the Company’s collaborative partner, a multi-national wireless operator. Those shares became fully vested on May 1, 2014.

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
May 17, 2013	4,000,000	$387,896
January 13, 2014	4,150,000	$733,043
May 14, 2014	2,000,000	$310,420

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. The stock commitment is being amortized over a one year vesting term. For the three and six months ended June 30, 2014, $524,864 (2013 –$49,788) and $911,560 (2013 - $53,654) was amortized to expense.

5BARz International, Inc.

(A Development Stage Company)

(Unaudited)

Note 8 – Options and Warrants (continued)

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	47,580,103	$0.26
Granted *	21,371,831	0.30
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2014	68,951,934	$0.27	1.34
Exercisable at June 30, 2014	68,951,934	$0.27	1.34

* During the six months ended June 30, 2014, the Company granted 21,371,831 warrants as part of a unit in connection with various equity raises.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of June 30, 2014, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2013	65,000,000	$0.0002	4.3
Granted	—
Expired	—
Outstanding at June 30, 2014	65,000,000	$0.0002	3.7

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,500,000	$.96
Granted
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2014	4,500,000	$0.96	.56
Exercisable at March 31, 2014	4,500,000	$0.96	.56

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Related party transactions

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

On July 8, 2014, Company entered into a shares for debt settlement agreement with the Chairman of the Board of the Company. The parties agreed to settle $105,000 of past due consulting fees due to the Chairman of the Board for 700,000 common shares, and 700,000 warrants. Each warrant has a strike price of $0.20 and expire two years from the date of issuance, July 8, 2016. See subsequent events Note 14.

On July 10, 2014, the Director of Cellynx Group, Inc. was issued 100,000,000 shares of the common stock Cellynx Group, Inc., at a cost basis of $0.0004 per share, paid as compensation for his services. (see Subsequent Events Note 14)

Note 10 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. During the six months ended June 30, 2014, sales of those securities aggregated 11,000 shares sold for proceeds of $33,000 CHF ($37,043 USD). At June 30, 2014 the Company holds a 94.2% controlling interest in 5BARz AG represented by 9,417,000 shares. During the 6 month period ended June 30, 2014, 11,000 of the securities held in trust for re-sale by 5BARz AG were sold and the controlling interest in 5BARz AG was reduced by 0.2% to a 94.2% controlling interest.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Investment in CelLynx Group, Inc. – (continued)

Subsequent to that acquisition, the Company has converted amounts due, pursuant to the convertible line of credit agreement between the Company and CelLynx Group Inc. as follows;

Date	Amount converted	Shares issued
April 13, 2012	$7,700	51,333,333
May 15, 2012	$58,500	390,000,000
May 21, 2013	$9,375	375,000,000
March 31, 2014	$26,250	105,000,000
July 10, 2014 *	$31,620	155,000,000

(* see Subsequent Events Note 14)

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At June 30, 2014 the Company had a 60% equity ownership in CelLynx Group, Inc.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Asset Acquisition Agreement – (continued)

ii.            The Company agreed to make available to CelLynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group,Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At June 30, 2014, the Company holds 1,334,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $ 2,739,842 principle and interest due under the line of credit facility from Cellynx Group, Inc. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.

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

Note 13 - Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of June 30, 2014 the Company accrued $263,000 in its financial statements.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Subsequent events

Sales of Common Stock

On July 1, 2014 the Company issued 25,000 shares at a cost of $0.20 per share for services, with a total fair value of $5,000.

During the period from July 1, 2014 to August 6, 2014, the Company issued 4,783,460 units at a price of $0.15 per unit for aggregate proceeds of $717,519. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On July 8, 2014 the Company entered into a settlement for debt agreement with the Chairman of the Board, in the amount of $105,000. Pursuant to the terms of the agreement the Company issued 700,000 units at a price of $0.15 per unit. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year term on the attached warrant.

On July 10, 2014, the Director of Cellynx Group, Inc. was issued 100,000,000 shares of the common stock Cellynx Group, Inc., at a cost basis of $0.0004 per share, paid as compensation for his services with a total value of $40,000.

On July 10, 2014, the Company converted a $31,260 due under the terms of the Line of Credit agreement with Cellynx Group, Inc. for 155,000,000 shares of Cellynx Group, Inc, resulting in a 60% holding of Cellynx.

In May 2014 the Company entered into a commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, effective September 1, 2014, the future minimum lease payments for the existing and expanded facilities will be $1,560,282.

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

The Company is in the process of developing the global integration of their products through cellular operators, with each sector of integration to be managed in geographic areas. The initial business focus has been Latin America, with formative developments in the US, Western Europe, India, Africa and Asian market sectors.

Strategy and focus areas

Our focus is on three foundational priorities;

•	Leadership in our core business, maintaining the highest standards in developing highly engineered devices to manage cellular signal in the vicinity of the user.

•	Effective collaboration with cellular network operators to ensure that our products fully meet their needs in providing their subscriber base with a portfolio of state of the art solutions for maintaining excellence in cellular connectivity.

•	Architectural design creation, to facilitate the effective integration of the Companies product into new and innovative applications, for use in automobiles, computers and numerous other areas of application.

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

The 2014 5BARz Cellular Network Extender recently unveiled at the Mobile World Congress in Barcelona, Spain, March 2014.

This product supports 2G & 3G cellular devices for multi-bands or may be factory tuned for a single channel. 4G and LTE devices are scheduled Q1 2015. The technology has successfully integrated both the send and receive antennae into the single device, and hosts an abundance of features which have never before been integrated into a single portable cellular device.

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

The Company announced on August 7, 2014 the delivery of their highly engineered cellular network extender product, developed pursuant to the previously announced collaboration agreement with a major tier 1, global wireless operator. In conjunction with this delivery, the Company is now expanding the parameters of our Flextronics relationship in order to ramp up manufacturing capabilities in order to respond to the market demand anticipated from this much needed product.

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

 On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At June 30, 2014, the Company held a 94.2% equity interest in that entity. 5BARz Ag has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz™ products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

During 2012 and 2013, the Company presented the first version of our product, the “Road Warrior” to Cellular Network operators in order to establish market recognition and interest in the product globally. Having established expressions of interest in the product, in June 2013 the Company entered into a collaboration agreement with a leading cellular network operator. Through that agreement, we established a product development program to deliver a product, designed with our partners input that meets their requirements, in order to integrate the product into their portfolio of solutions for network improvement. In November 2013, 5BARz set up an Innovation Center in San Diego California, staffed by a talented engineering team and in addition established significant outsourced engineering and fabrication talent internationally. As a result, a state of the art product was delivered to our collaboration partner announced in August, 2014. The Company is very pleased with the quality of product provided with feature sets that meet and exceed those originally envisioned in our collaboration plan. The Company is equally pleased with the future development programs being developed, which significant expand the horizons of the Company’s product line and our value proposition to the wireless industry.

As the Company’s newest products commence limited production, for distribution and testing by potential partners in locations around the world, our focus moves to the development of high volume manufacturing to meet global demand. Our manufacturing partner Flextronics represents an industry leader in the design, manufacturing, distribution and aftermarket support of electronic products. Flextronics operates through a network of facilities in more than 30 countries with a global workforce of 200,000. The association with Flextronics is a significant factor in establishing speed to market, a support infrastructure that can be relied upon and a driver of competitive positioning.

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

November 2013 – 5BARz appoints Dr. Gil Amelio, former CEO of Apple Computers as Chairman of the Board of 5BARz International Inc.

February 2014 – 5BARz Innovation Center files several new patent applications.

February 2014 – 5BARz International, Inc. unveils the 5BARz Network Extender at the Mobile Wireless Congress in Barcelona, Spain. This new product is a highly evolved, innovative, carrier grade technology and device that delivers much improved cellular signals, enhanced voice, data, and video reception, on cellular equipped devices.

April 2014 – 5BARz International Inc. partners with Flextronics to scale to high volume manufacture and supply chain solutions for the Company’s network extender device.

August 2014 - Former CEO of Telefonica USA joins 5BARz team to spearhead international expansion and drive growth in Latam markets.

August 2014 – 5BARz announced that it has delivered its 5Barz dual band Network Extender to its previously announced collaboration partner, a major tier 1 carrier, for testing and qualification on its network.

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

Femtocells

Operators can provide femtocells to subscribers with poor signal quality at home. Usually the subscriber pays for hardware, installation, or a monthly fee. Femtocells are carrier grade, and are like small base stations that communicate with operators by using the home Internet connection as a "backhaul". In addition to backhaul the incoming call is routed thru the internet as well, which leads to the degradation of a call when trying to access the internet as well as engaging in a call. Lastly, femtocells only work with phones from one operator, so families with phones from multiple operators may have to request multiple femtocells.

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

Additional features

•	May be factory tuned for specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
•	No latency

Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	61/943319
High Gain Wireless Repeaters	61/943145
Self Organizing Network Extenders	61/943797

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	Plug and play solutions that significantly improves wireless service	Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

   Need to determine what the two pieces of equipment, cables, and multiple power cords are for

   Complex manual … Determine the ideal location for both antennas, outdoor network antenna and indoor coverage antenna, then determine ideal location for the bi-directional amplifier for proper cable routing to the antennas

Cost	One-time equipment charge only$299 5BARz Road Warrior	Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service	Equipment charge starting at $350 for dual band Professional installation starting at $200Higher performance antennas starting at $100
Setup	Plug ‘n play No adjustments One part works for all carriers	Carrier-specific set up May require ISP support Currently Voice Only	Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart
Reliability	Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connectors Oscillation suppression circuitry	Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier command Intermittent handoffs with macro network	External antennas less reliable Connectors Outdoor mounting Oscillation prone
Installation	None; Plug ‘n play	Needs to be collocated with broadband service GPS antenna may need to be installed near a window with a cable going to the femtocell	Professional installation recommended

Products and Markets

To date the Company has introduced two products to market incorporating the 5BARz™ patented technology as follows;

5BARz Network Extender	5BARz Road Warrior

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

This fixed unit was first unveiled to the market in February 2014 at the Mobile World Congress in Barcelona Spain. The Company had commenced a collaboration agreement in July 2013 with a tier1, international cellular network operator whereby the Company is presenting a unique product for exclusive use on that operators network. Under that collaborative agreement the Company has delivered its first completed test product in August 2014. That program is in the process of expansion, from it’s inception to date with the Company building of custom product for numerous geographic regions as well as the commencement of establishing collaborative arrangements with a greater number of network operators. Currently, Flextronics have received a purchase order from the Company for the manufacture of an inventory of demonstration units of the newly designed “Cellular Network Extender” to commence introductions of the product to select network operators in geographic regions internationally.

The mobile cellular network extenders (Road Warrior’s), which are not carrier specific are to be marketed through more conventional distribution channels. The Company commenced shipments of that unit with the shipment of an initial order of 1,000 units into Mexico in early 2014. This unit is now undergoing a major revision based upon our newly developed technologies, with that new product to be delivered to the market through an innovative strategy involving infomercials and retail mixed marketing strategies.

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

Number of subscribers in the Latam market;

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

Results of Operations

Three month period ended June 30, 2014 compared to three month period ended June 30, 2013.

	3 Months ended June 30 2014	3 Months ended June 30, 2013	Difference
Amortization and depreciation	$16,936	300	16,636
Bank charges & interest	3,786	4,408	(622)
Sales and marketing expenses	153,155	43,742	109,413
Research & development	1,054,597	104,000	950,597
General and administrative	1,122,693	541,005	581,688
Total Operating Expenses	2,351,167	693,455	1,657,712
Other income (expenses)	11,828	6,726	5,102
Net Income (Loss)	$(2,339,339)	(686,729)	(1,652,610)

The three months ended June 30, 2014 reflects a net loss of $2,339,339 representing an increase in the loss of $1,652,610 compared to the corresponding three month period loss of $686,729 for the period ended June 30, 2013.

The most significant portion of that operating expense increase is the $950,597 in research and development expenses, resulting from the Company’s team of engineers and outside consultants, working in conjunction with our collaborative partner, building prototype units to be provided to cellular network operators for adoption by them as a part of their solutions for improved connectivity for their subscribers. The Company’s Innovation Center in San Diego California is fully operational at this time and did not exist in the corresponding quarter of the prior fiscal year. This represents the operational center for the 5BARz research and development efforts. The General and Administrative expenses have also increased by $581,688 during the quarter ended June 30, 2014; these fees reflect a growing group of consultants working with the expanding Company.

The Company’s net loss during the three month period ended June 30, 2014 was $2,339,339 or $0.0134 per share compared to a loss from operations of $686,729 or $0.0057 per share during the three months ended June 30, 2013. The weighted average number of shares outstanding was 174,562,961 for the three month period ended June 30, 2014 compared to 119,312,610 for three month period ended June 30, 2013

Six month period ended June 30, 2014 compared to six month period ended June 30, 2013.

	6 Months ended June 30 2014	6 Months ended June 30, 2013	Difference
Amortization and depreciation	$36,830	1,128	35,702
Bank charges & interest	18,226	28,968	(10,742)
Sales and marketing expenses	354,856	91,368	263,488
Research & development	2,076,719	104,000	1,972,719
General and administrative	2,294,902	983,406	1,311,496
Total Operating Expenses	4,781,533	1,208,870	3,572,663
Other income (expenses)	14,444	35,624	(21,180)
Net Income (Loss)	$(4,767,089)	(1,173,246)	(3,593,843)

The six months ended June 30, 2014 reflects a net loss of $4,767,089 representing an increase in the loss of $3,593,843 compared to the corresponding six month period loss of $1,173,246 for the period ended June 30, 2013. This increase in expenses was comprised of an increase in research and development costs in The Company’s Innovation Center in San Diego California of $1,972,719, in addition the General and Administrative expenses have also increased by $1,311,496 during the six months ended June 30, 2014, these expenses are comprised in the most part of consulting ($390,019) and investor relations ($485,601) expenses and stock based compensation of $532,722, related to the acceleration of financings underway and general expansion of the Company’s operations. These fees reflect a growing group of individuals involved with the Company as its growth begins to accelerate.

The Company’s net loss during the six month period ended June 30, 2014 was $4,767,089 or $0.0285 per share compared to a loss from operations of $1,173,246 or $0.0102 per share during the six months ended June 30, 2013. The weighted average number of shares outstanding was 167,410,428 for the six month period ended June 30, 2014 compared to 114,802,447 for six month period ended June 30, 2013.

The Company’s net loss during the three month period ended June 30, 2014 was $2,339,339 or $0.0134 per share compared to a loss from operations of $686,729 or $0.0057 per share during the three months ended June 30, 2013. The weighted average number of shares outstanding was 174,562,961 for the three month period ended June 30, 2014 compared to 119,312,610 for three month period ended June 30, 2013.

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

Liquidity and Capital Resources

As at June 30, 2014

As at June 30, 2014, the reporting issuer’s current assets were $506,470 and current liabilities were $2,296,889, which results in a working capital deficit of $1,790,419. As at June 30, 2014, current liabilities were comprised in the most part of liabilities that were incurred by CelLynx Group, Inc. in the aggregate amount of $1,090,377 of which $1,087,498 are liabilities incurred in the early stages of development of CelLynx, prior to the acquisition of the Company by 5BARz, and the liabilities are several years old. During the three months ended June 30, 2014 the Company completed private placements for cash of $1,292,125, and issued shares for services aggregating a further $38,750.

As at June 30, 2014, the Company’s total assets were $5,244,419 comprised of intellectual property in the amount of $3,406,367 and goodwill arising on the acquisition of CelLynx Group, Inc. in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has deposits and prepaid expenses of $68,900 in Switzerland related to their office and operations in 5BARz AG.

As at June 30, 2014, the Company’s total liabilities were $2,370,339, comprised of current liabilities as described above. The increase in liabilities as at June 30, 2014 from year ended December 31, 2013 of $237,186 was a combination of a decline in notes payable, in that the Company settled $105,939 in notes payable for cash and an increase in accounts payable due to the accelerated expenditures in the Company’s Innovation Center in San Diego California, and outside engineering services contracted by the Company.

Stockholders’ equity decreased from an equity at December 31, 2013 of $3,360,578 to an equity balance of $2,874,080 at June 30, 2014. This decrease of $486,498 is attributable in the most part to equity transactions during the three months ended June 30, 2014 of $1,338,662 being offset by a loss during the period of $2,331,999.

Cash Flows from Operating Activities

For the six month period ended June 30, 2014, net cash flows used in operating activities was $2,943,863 consisting primarily of cash used for general and administrative expenses and research and development costs.

Cash Flows from Investing Activities

For the three month period ended June 30, 2014, net cash flows used in investing activities was $21,144 comprised of expenditures on furniture and equipment assets, for the Company’s Innovation Center in San Diego, as well as $18,961 paid for the filing of additional patent applications.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity. For the six month period ended June 30, 2014, net cash flows provided from financing activities was $2,737,702 comprised of proceeds from the sale of common stock in the amount of $2,837,025 and the repayment of convertible notes in the amount of $105,939 and payment of principle amounts due under a capital lease of $27,014.

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

Material Commitments

Prior to the date of this Quarterly Report, the Company had entered into a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. To June 30, 2014, the Company has provided funding to CelLynx Group of $2,739,842. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months to minimum lease payments of $281,154.

In May 2014 the Company entered into a commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, effective September 1, 2014, the future minimum lease payments for the existing and expanded facilities will be $1,560,282.

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

Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of June 30, 2014.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of June 30, 2014 the Company accrued $263,000 in its financial statements.

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

Ability to continue as a going concern

The Company has incurred net losses of $2,339,339 and $4,767,089 for the three and six months ended June 30, 2014. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014 and to the date of this report we have issued shares of common stock as follows:

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total fair value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total fair value of $287,500.

On April 28, 2014 the Company issued 100,000 units at a price of $0.15 per unit for services with a total value of $15,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On May 1, 2014 the Company issued 2,000,000 shares for services valued at $160,000.

On May 29, 2014 the Company issued 347,222 shares at a price of $0.144 per share for the settlement of notes payable with a total value of $50,000.

On June 1, 2014 the Company issued 25,000 shares at a price of $0.20 per share for services with a total fair value of $5,000.

On June 27, 2014 the Company issued 100,000 shares at a price of $0.15 per share for services with a total fair value of $15,000.

On June 27, 2014 the Company issued 25,000 shares at a price of $0.15 per share for services with a total fair value of $3,750.

During the period January 31, 2014 to March 6, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period March 7, 2014 to June 30, 2014 the Company issued 14,546,832 units at a price of $0.15 per unit for aggregate proceeds of $2,182,025. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s 60% owned subsidiary Cellynx Group, Inc. is in default under the terms of convertible notes for non-payment when due as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due

CelLynx Group, Inc.	Asher Enterprises, Inc.	28,400	28,894	$57,294

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: August 14, 2014	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors