Form 10-Q
period 2014-09-30
5BARz International, Inc.
filed 2014-11-14
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of November 10, 2014 was 198,861,192.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three and nine months ended September 30, 2014

TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION	3

Item 1	Financial Statements (Unaudited)

	a) Condensed Consolidated Balance Sheets as at September 30, 2014 and December 31, 2013	F1

	b) Condensed Consolidated Statements of Operations for the three and nine month periods ended
	September 30, 2014 and 2013	F2

	c) Condensed Consolidated Statement of Cash Flows for nine months ended
	September 30, 2014 and 2013	F3

	d) Notes to Condensed Consolidated Financial Statements	F4

Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II	OTHER INFORMATION	24

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults upon senior securities	28

Item 4	Mine Safety Disclosures	29

Item 5	Other Information	29

Item 6	Exhibits	30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Quarterly report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 26, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4, and elsewhere in this Quarterly report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$64,510	$450,215
Inventories	168,604	161,900
Note receivable	—	65,000
Prepaid expenses and deposits	139,764	62,981
TOTAL CURRENT ASSETS	372,878	740,096

FIXED ASSETS:
Furniture and Equipment, net	244,761	225,983
OTHER ASSETS:
Intangible assets	3,339,875	3,387,406
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,480,121	4,527,652
TOTAL ASSETS	$5,097,760	$5,493,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,304,167	$1,450,167
Due to escrow agent	52,321	52,321
Derivative liabilities	291,952	60,018
Lease obligation (current portion)	60,000	60,000
Notes payable, net of debt discount	246,313	410,183
TOTAL CURRENT LIABILITIES	2,954,753	2,032,689
Lease obligation (non- current portion )	64,738	100,464
TOTAL LIABILITIES	3,019,491	2,133,153

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized (i); 198,327,860 and 163,909,191 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	198,328	163,909
Capital in excess of par value	13,570,631	7,721,140
Accumulated deficit	(12,300,646)	(5,173,598)
Accumulated other comprehensive income	29,410	29,234
Non-controlling interest	580,546	619,893
TOTAL STOCKHOLDERS EQUITY	2,078,269	3,360,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,097,760	$5,493,731

(i) On September 24, 2014 the shareholders of the Company approved an amendment to the Articles of Incorporation to amend the authorized capital from 250,000,0000 to 400,000,000.

The accompanying notes are an integral part of these condensed consolidated financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income Statement

Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Operating expenses:
Amortization and depreciation	92,602	495	129,432	1,623
Bank charges and interest	27,290	15,889	45,516	44,857
Sales and marketing expenses	336,332	36,514	691,188	127,882
Research & development	1,115,386	201,958	3,192,105	305,958
General and administrative expenses	748,043	770,506	3,042,945	1,753,912
Total operating expenses	2,319,653	1,025,362	7,101,186	2,234,232

Loss from operations	(2,319,653)	(1,025,362)	(7,101,186)	(2,234,232)

Other income (expense):
Interest income	—	—	58	—
Change in fair value of derivative liability	(831)	(1,346)	13,556	(52,594)
Interest expense – debt discount	(78,823)		(78,823)
Other	—	86,060	—	172,933
Total Other income	(79,654)	84,714	(65,209)	120,339
Net loss before non-controlling interest	(2,399,307)	(940,648)	(7,166,395)	(2,113,893)
Non-controlling interest share of net loss	25,115	4,577	39,347	95,701
Net loss after non-controlling interest	$(2,374,192)	$(936,071)	$(7,127,048)	$(2,018,192)

Basic loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of shares outstanding	186,700,918	125,414,735	173,911,252	118,545,298

Other comprehensive income
Foreign currency translation (loss) gain	(5,247)	11,227	176	22,979
Other comprehensive (loss) income	(5,247)	11,227	176	22,979
Comprehensive Loss	$(2,379,439)	$(924,844)	$(7,126,871)	$(1,995,213)

The accompanying notes are an integral part of these condensed consolidated financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013
(Unaudited)
	9 Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,166,395)	$(2,113,892)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	129,432	1,623
Stock based compensation	1,165,142	515,123
Change in fair value of derivative liability	(13,556)	60,772
Common shares issued for services	483,971	220,139
Interest expense – debt discount	78,823
Changes in operating assets and liabilities:

Change in inventories	(6,704)	—
Change in note receivable	65,000	—
Change in accounts payable and accrued expenses	955,403	319,260
Change in prepaid expenses and deposits	(76,783)	(38,920)
Change in unpaid interest and penalties on notes payable	29,036	(44,545)
Net cash used in operating activities	(4,356,631)	(1,080,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(24,577)	—
Purchase of furniture and equipment assets	(76,102)	(3,103)
Net cash used in investing activities	(100,679)	(3,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	150,000	35,000
Payments of amounts due to related party	—	(19,378)
Proceeds used to settle notes payable	(105,939)	(151,584)
Proceeds from issuance of common stock	4,029,545	1,196,750
Proceeds from issuance of common stock by subsidiary - 5BARz AG	33,549	95,222
Principal payments of capital leases	(35,726)	—
Net cash provided by financing activities	4,071,429	1,156,010

Effect of foreign currency exchange	176	22,979

NET (DECREASE) INCREASE IN CASH	(385,705)	95,446

CASH, BEGINNING OF PERIOD	450,215	48,308

CASH, END OF PERIOD	$64,510	$143,754

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$10,265	$13,374

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable - CelLynx Group,Inc. & 5BARz	$70,300	$7,200

Issuance of convertible note in lieu of accounts payable	—	$147,428
Shares issued to settle interest on notes payable	—	$7,500
Settlement of accounts payable with common stock	105,000	$31,250
Replacement of common shares acquired with a convertible note	$—	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Going Concern

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network infrastructure devices”. The 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. Pursuant to the agreements referred to above, the Company was engaged as the exclusive agent for the global sales and marketing of the 5BARz™ products. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. and a 60% interest in the intellectual property underlying the 5BARz™ products. From that acquisition date, 5BARz International Inc. continued the development and improvement of the 5BARz technology.

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.2% held subsidiary at September 30, 2014. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at September 30, 2014. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has made no revenue to date. The Company incurred losses of $2,399,307 and $7,166,395 during the three and nine months ended September 30, 2014 respectively. Cash used in operating activities was $4,356,631 and $1,080,440 for the nine months ended September 30, 2014 and 2013 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements – since inception of the 5BARz business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent year. The Company’s gross proceeds from private placements for the nine months ended September 30, 2014 was $4,029,545 compared to $1,196,750 in 2013. This represents an increase of 236% over the prior year.
•	Reduced levels of debt in the Company – The Company has reduced its levels of current liabilities compared to the prior year. On September 30, 2014 the total current liabilities were $2,954,754 a decrease of 22% from the corresponding balance, September 30, 2013 of $3,765,237.
•	Improved Valuation on Securities Issued – The Company has continued to fund operations through private placements, which have increased from $0.05 per unit in 2013 to $0.15 during the current year, an increase of 300% over the pricing in the prior year.
•	Delivery of Beta Products – In August 2014, the Company delivered products for testing to a collaborative partner which is an international cellular network operator. Since that time the Company has made subsequent beta product deliveries and the rate of development and delivery of those products is accelerating.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Going Concern (continued)

Going concern – (continued)

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

As the Company's has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company is considered a development stage company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

In June 2014, as discussed in Note, 2, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been removed from this report.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

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

Furniture & equipment

Furniture & equipment is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The furniture and equipment is being depreciated over their estimated useful life of three to seven years.

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of September 30, 2014 the Company’s inventory included 1,030 units of Road Warrior cellular network extenders.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2014.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. The intangible assets are being amortized over their estimated useful life of seven to ten years.

There were no long-lived assets impairment charges recorded during the three and nine months ended September 30, 2014.

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

Fair value of financial instruments

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2014	$291,952	$—	$—	$291,952
December 31, 2013	$60,018	$—	$—	$60,018

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2014	December 31, 2013
Beginning balance	$60,018	$—
Aggregate fair value of conversion feature upon issuance	245,490	57,995
Change in fair value of derivative liabilities	(13,556)	2,023
Ending balance	$291,952	$60,018

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	September 30, 2014	December 31, 2013
Stock price	$0.19	$0.25
Volatility	128%	211%
Risk-free interest rate	0.58%	0.04%
Dividend yield	0.04%	0%
Expected life	1.87 years	0.002 years

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

As of September 30, 2014 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company incurred stock based compensation charges during the three and nine month period ended September 30, 2014 and 2013 as follows;

	3 months ended		9 months ended
	September 30		September 30
	2014	2013	2014	2013
General and administrative	$84,366	$396,219	$624,875	$407,718
Research and development	83,332	65,241	369,431	107,405
Sales and marketing	85,885	—	170,836	—
Total	$253,583	$461,460	$1,165,142	$515,123

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities of 92,396,695 and 30,511,876 were not included in the calculation of loss per common share for the three and nine months ended September 30, 2014 or 2013 respectively, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the June 30, 2014 Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the additional disclosures in note 1, reflecting management’s assessment of the mitigating effect of management’s plans on the Company’s ability to continue as a going concern.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Office furniture and equipment	$98,202	$70,804
Research and development equipment (i)	169,350	169,350
Leasehold improvements	45,765	6,940
	313,317	247,094
Accumulated amortization & depreciation	(68,556)	(21,111)
Furniture & equipment net	$244,761	$225,983

During the three and nine months ended September 30, 2014 the Company incurred amortization and depreciation expense of $20,494, (2013 - $495) and $57,324, (2013 - $1,623) respectively.

(i)	The research and development equipment is subject to the terms of a capital lease agreement. (See Note 7).

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	September 30, 2014	December 31, 2013
Technology	$3,040,371	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,411,983	3,387,406
Accumulated amortization	(72,108)	—
Technology and other intangibles, net	$3,339,875	$3,387,406

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three and nine months ended September 30, 2014, $72,108 was recorded as amortization on technology and other intangibles and nil during year ended December 31, 2013. The Company’s estimated technology amortization over the next five years is expected to be $2,435,979.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Sales of common stock

During the nine months ended September 30, 2014, the Company has issued shares of common stock as follows:

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

On July 16, 2014 the Company issued 11,400 shares at a price of $0.05 per share for services with a total fair value of $570.

On August 14, 2014 the Company issued 32,500 shares at a price of $0.22 per share for services with a total fair value of $7,150.

During the period January 31, 2014 to March 17, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period March 6, 2014 to September 30, 2014 the Company issued 22,496,965 units at a price of $0.15 per unit for aggregate proceeds of $3,374,545. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period April 28, 2014 to September 30, 2014 the Company issued 325,000 units at a price of $0.15 per unit for services with a total value of $48,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period June 1, 2014 to September 30, 2014 the Company issued 200,000 shares at a price of $0.20 per share for services with a total fair value of $40,000.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Convertible Securities

Convertible Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance September 30, 2014	Balance December 31, 2013
June 8, 2012	—	(a)	—	—	103,997
December 17, 2012	80,000	(b)	11,432	91,432	86,645
January 8, 2013	92,543	(c)	1,868	94,411	154,017
August 1, 2014	150,000	(d)	16,667	166,667	—
Notes payable – 5BARz International Inc.	$322,543		$29,967	$352,510	$344,659

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance September 30, 2014	Balance December 31, 2013
May 24, 2012	15,900	(e)	19,295	35,195	37,822
September 12, 2012	12,500	(f)	12,775	25,275	27,702
Notes payable CelLynx Group, Inc.	$28,400		$32,071	$60,470	$65,524
Sub-Total	$350,943		$62,037	$412,980	$410,183
Debt Discount	—		—	166,667	—
Total, net of debt discount	$350,943		$62,037	$246,313	$410,183

a)

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

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. The Company issued the 125,000 shares on February 12, 2013.

During the period from May 22, 2013 to March 31, 2014 the Company made a series of payments aggregating $325,939 representing principal and interest required, which is paid in full as of September 30, 2014.

b)

In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. The Company included the shares in issued and outstanding shares as of December 31, 2012, but the investor never took possession of the shares. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period from issuance of the convertible debenture to September 30, 2014, interest of $11,432 was accrued on the convertible debenture, resulting in a total principal and interest due at September 30, 2014 of $91,432.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Convertible Securities (continued)

Convertible Promissory Notes (continued)

c)      On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During period from January 8, 2013 to September 30, 2014, interest of $18,681 was accrued on the convertible debenture.  On November 15, 2013, $5,000 was paid on the note by way of conversion to common stock and during the nine months ended September 30, 2014 a further $66,700 was paid on the note by way of conversion to common stock. At September 30, 2014 principal due on the note was $94,409.

d)      On August 18, 2014 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $500,000 of which $150,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $16,667. The interest rate on the note is 0% for the first 90 days. The loan may be repaid at any time during the first three months of the note term. Thereafter, if the note is not repaid, a one time interest charge of 12% will be assessed. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00005. In connection with the convertible debt, the Company recorded $245,490 of derivative liability as of September 30, 2014.

e)      On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of September 30, 2014 the note is past due.  The note principle and accrued interest outstanding at September 30, 2014 was $35,195.

(f)

On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of September 30, 2014 the note is past due.  The note was carried at $25,275 comprised of principle and interest due at September 30, 2014.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Lease Obligations

Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing future minimum lease payments as follows;

2014	$20,000
2015	$60,000
2016	$50,000
Total	$130,000
Interest (12%)	$(5,262)
Capital lease obligation	$124,738

During the three and nine months ended September 30, 2014 amortization expense of $14,113 (2013 – nil) and $42,338 (2013 – nil) was recorded on the R&D equipment.

Operating Lease Obligation

On August 22, 2014 (the commencement date) the Company amended the terms of it’s leased facilities in San Diego, California. Pursuant to the terms of that amending agreement the Company extended the terms of its base lease for a further 66 months and in addition leased an expansion premises at the same location, also for 66 months. This lease, as amended represents aggregate minimum lease payments over the next five years and in aggregate as follows;

2015	$203,163
2016	$264,314
2017	$290,788
2018	$300,966
2019	$311,499
Aggregate over 5 years	$53,380
Total	$1,424,110

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,000,000	$0.10	8.88
Granted	8,250,000	0.18	4.51
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2014	12,250,000	$0.15	5.86
Exercisable at September 30, 2014	12,250,000	$0.15	5.86

On May 17, 2013 the Company established the 2013 stock incentive plan for the Company. On that date 4,000,000 stock options were issued to officers of the Company to acquire common stock at a price of $0.10 per share. On January 13, 2014 the Company issued 4,150,000 options at a strike price of $0.17 per share, on May 14, 2014 the Company issued 2,000,000 options at a strike price of $0.17 per share, on July 14, 2014, the Company issued 100,000 options at a strike price of $0.17 per share, in addition on August 1, 2014, the Company issued 2,000,000 options at a strike price of $0.17 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	May 17, 2013	January 13, 2014	May 14, 2014	July 14, 2014	August 1, 2014
Stock price	$0.097	$0.17	$0.16	$0.17	$0.17
Volatility	245%	225%	191%	167%	164%
Risk-free interest rate	0.04%	0.04%	0.04%	0.04%	0.04%
Dividend yield	0	0	0	0	0
Expected life	10 years	5 years	5 years	5 years	5 years

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Options and Warrants (continued)

Options – 5BARz International Inc. (continued)

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
May 17, 2013	4,000,000	$387,872
January 13, 2014	4,150,000	$681,584
May 14, 2014	2,000,000	$308,746
July 14, 2014	100,000	$19,738
August 1, 2014	2,000,000	$371,666

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. The stock commitment was amortized over a one year vesting term. For the three and nine months ended September 30, 2014, $212,918 (2013 –$456,969) and $1,124,478 (2013 - $506,632) was amortized to expense.

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	47,580,103	$0.26
Granted *	30,171,963	0.30
Exercised	—	—
Cancelled/ expired	(240,000)	—
Outstanding at September 30, 2014	77,512,066	$0.28	1.17
Exercisable at September 30, 2014	77,512,066	$0.28	1.17

* During the nine months ended September 30, 2014, the Company granted 30,171,963 warrants as part of a unit in connection with various equity raises.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of September 30, 2014, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2013	65,000,000	$0.0002	3.6
Granted	4,000,000	0.0003	4.8
Expired	—
Outstanding at September 30, 2014	69,000,000	$0.00021	3.7

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,500,000	$.96
Granted
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2014	4,500,000	$0.96	0.8
Exercisable at September 30, 2014	4,500,000	$0.96	0.8

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

On July 8, 2014, Company entered into a shares for debt settlement agreement with the Chairman of the Board of the Company. The parties agreed to settle $105,000 of past due consulting fees due to the Chairman of the Board for 700,000 common shares, and 700,000 warrants. Each warrant has a strike price of $0.20 and expires two years from the date of issuance, July 8, 2016.

On July 10, 2014, the Director of Cellynx Group, Inc. was issued 100,000,000 shares of the common stock of Cellynx Group, Inc., at a cost basis of $0.0004 per share, paid as compensation for his services with a total value of $40,000. The amount is included in stock based compensation for the 9 months ended September 30, 2014.

On August 18, 2014, the Director of Cellynx Group, Inc. was granted 4,000,000 options of the common stock Cellynx Group, Inc., Each option has a strike price of $0.0003 and expires five years from the date of issuance, August 18, 2019. These options were valued at $385, using the black shoals pricing model with a calculated volatility of 200%, and a nominal interest rate of 0.04%.

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

Date	Amount converted	Shares issued
April 13, 2012	$7,700	51,333,333
May 15, 2012	$58,500	390,000,000
May 21, 2013	$9,375	375,000,000
March 31, 2014	$26,250	105,000,000
July 10, 2014	$31,620	155,000,000

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At September 30, 2014 the Company had a 60% equity ownership in CelLynx Group, Inc.

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

(Unaudited)

Note 12 – Asset Acquisition Agreement (continued)

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

ii. The Company agreed to make available to CelLynx Group, Inc a revolving line of credit facility in the amount of $2.2 million dollars. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group,Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At September 30, 2014, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $ 2,744,059 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International Inc and CelLynx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz™ technology, in a ratio equal to the CelLynx proportionate interest in that technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the recent acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

Note 13 - Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of September 30, 2014 the Company accrued $263,000 in its financial statements.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Litigation (continued)

On September 11, 2014, a claim was filed in the District Court of Colorado against the Company claiming unpaid fees related to an investment conference held on October 5, 2012. Accredited Members, Inc. vs. 5BARz International, Inc. 14CV32449 (Arapahoe County). The claim in the amount of $9,000 alleges that 5BARz was to pay the conference fee of $4,500 by delivery of $9,000 in common shares of the Company at a price of $0.05 per share, or 180,000 shares. The Company has disputed the claim, and has made the offer to settle the amount claimed by payment of the conference fee of $4,500. The October 5, 2012 conference fee was billed to the Company on February 12, 2014. As of September 30, 2014 the Company has accrued $9,000 in its financial statements.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 14 – Subsequent events

 Sales of Common Stock

During the period October 1, 2014 to October 10, 2014 the Company issued 533,333 units at a price of $0.15 per unit for aggregate proceeds of $80,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

Sales of Equity Securities

On October 15, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. This represents additional proceeds to the Company of $1,250,000. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principle and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

Business

5BARz International Inc. (“5BARz” or the “Company”) is a leading wireless Company which has designed and patented a line of cellular network infrastructure devices for use in the office, home and mobile market places. The Companies products incorporate multiple patented technologies to create a highly engineered, single-piece, plug ‘n play device that strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. The 5BARz™ solution represents a critical solution for cellular network carriers in providing a clear, reliable, high quality signal for their subscribers with a growing need for high quality connectivity, especially as relates to the use of data on mobile devices. The Company’s products are engineered to incorporate a great number of features more fully addressed herein.

The Company is in the process of developing the global integration of their products through cellular operators, with each sector of integration to be managed in geographic areas. The initial business focus has been Latin America, with formative developments in the US, Western Europe, India, Africa and Asian market sectors.

During the recent quarter, the Company has delivered two prototype products to a cellular network operator in Latin America, one a multi band product and the second a single band device. Cellular networks throughout the world are comprised of variable configurations, using 2G, 3G and 4G LTE technologies, operating on variable bands and frequencies. One of the products that has been developed and delivered with very positive feedback is designed in a configuration that is functional to provide services to 91 Countries globally, with an aggregate subscriber base of 2.98 billion subscribers comprising some of the most significant wireless markets in the world. The Company is now poised for market penetration with this product in 2015 and is expanding it’s marketing strategy to address this expansive market. The Company has several other configurations of product in process.

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

The Company’s recently introduced, highly evolved innovative, carrier grade device, incorporates technologies and a combination of functionality which represents the most advanced product developed in this market, to date. This next generation cellular network extender, branded as 5BARz™ incorporates patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signal for voice, data and video reception on cell phones, and other cellular equipped devices.

Products

The 2014 5BARz Cellular Network Extender unveiled at the Mobile World Congress in Barcelona, Spain, March 2014

 supports 2G & 3G cellular devices for multi-bands or may be factory tuned for a single channel.

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

The Company announced on August 7, 2014 the delivery of their first highly engineered cellular network extender product, developed pursuant to the previously announced collaboration agreement with a major tier 1, global wireless operator. In conjunction with this delivery, the Company is now expanding the parameters of our Flextronics relationship in order to ramp up manufacturing capabilities in order to respond to the market demand anticipated from this much needed product.

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

 On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At September 30, 2014, the Company held a 94.2% equity interest in that entity. 5BARz Ag has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz™ products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland.

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

August 2014 - Former CEO of Telefonica USA, Mr. Marcelo Caputo joins 5BARz team to spearhead international expansion and drive growth in Latam markets.

August 2014 – 5BARz announced that it has delivered its first 5Barz dual band Network Extender to its previously announced collaboration partner, a major tier 1 carrier, for testing and qualification on its network.

October 2014 – 5BARz delivers several new prototypes to its collaborative partner for testing. These products are configured to be operationally effective in 91 countries globally.

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

Boosters

Boosters are usually sold online and through retail. They vary widely in amplification power, quality of amplification, and power balance. For example, these products amplify signals at 1, 3, 5, or even 10 watts all the time. Using power over 1 watt increases the probability that a booster will interfere with surrounding mobile devices. Also, it would be more energy efficient to adapt amplification power as needed, rather than to simply use the same wattage constantly. Many boosters don't support balanced power in both directions between base station and mobile phone. This may result in only solving the signal quality problem in one direction. Since communication is bi-directional, this doesn't actually solve the problem. Varying quality of amplification also introduces noise, which can interfere with surrounding devices. Further, in order to avoid a feedback loop, Boosters have to be separated into at least two units, a receive and send antennae. The communication between these two units in some applications utilize wires, in others, utilize a 5Mhrtz signal which is high frequency and does not penetrate building structure well, also subject to WiFi interference. These units are costly and require installation effort, to sustain signal quality. The manufacturing cost is more than 2 times that of the 5BARz unit, and they have relatively high power consumption to operate.

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

Additional features

•	May be factory tuned for specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
•	No latency
•	NOC capable – Network operator may control the unit when required
•	SON – Self Organizing Network capable – improving performance automatically.

Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	61/943319
High Gain Wireless Repeaters	61/943145
Self Organizing Network Extenders	61/943797

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	Plug and play solutions that significantly improves wireless service	Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

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

System Gain: up to 95 dB

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

Service Antenna: Cigarette lighter/power cord antenna

Frequency Bands: Full-band US Cellular and full-band US PCS

System gain Cell/PCS: 40/45 dB, self-optimizing

System noise figure: 5 dB nominal at maximum gain

Power Supply: 12 VDC

Power dissipation: 6 Watts

Dimensions: 5.0″ x 4.75″ x 1.35″

Weight: 1 lb (0.45kg)

Markets and marketing strategy

The Company’s primary entry point to markets is through collaborative arrangements with Cellular Network operators. That market is comprised of 6.8 billion cellular subscribers globally;

During 2011 through 2013, the Company introduced the initial product, the Road Warrior, to major wireless operators for the purpose of their analysis of the 5BARz™ technology. It is the objective of management, that the 5BARz™ products and technology be integrated into the network infrastructure of selected cellular network operators. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets.

The more advanced, fixed unit was first unveiled to the market in February 2014 at the Mobile World Congress in Barcelona Spain. The Company had commenced a collaboration agreement in July 2013 with a tier1, international cellular network operator whereby the Company was presenting a unique product for exclusive use on that operators network. Under that collaborative agreement the Company has delivered its first completed test product in August 2014 and a further set of units in October 2014. That program is in the process of expansion, from its inception to date with the Company building of custom product for numerous geographic regions as well as the commencement of establishing collaborative arrangements with a greater number of network operators. Currently, Flextronics have received a purchase order from the Company for the manufacture of an inventory of demonstration units of the newly designed “Cellular Network Extender” to commence introductions of the product to select network operators in geographic regions internationally.

The mobile cellular network extenders (Road Warrior’s), which are not carrier specific are to be marketed through more conventional distribution channels. The Company commenced shipments of that unit with the shipment of an initial order of 1,000 units into Mexico in early 2014. This unit is now undergoing a major revision based upon our newly developed technologies, with that new product to be delivered to the market through an innovative retail mixed marketing strategies.

In addition, it is the intent of management to design future applications of the Company’s technology that will be integrated into the marketplace through the redesign of the products, working in collaboration with Original Equipment Manufacturer’s (OEM’s), such as with automobile manufacturers, computer manufacturers, mobile home manufacturers etc.

The Company has been expanding its employee/consultant base in select regions around the world, due to significant product interest  and the near term availability of product designed to operate in 91 countries. Further the Company has set a structure for the development of specific markets in Europe, through a subsidiary operation 5BARz AG in Zurich Switzerland.

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

Results of Operations

Three month period ended September 30, 2014 compared to three month period ended September 30, 2013.

	3 Months ended September 30 2014	3 Months ended September 30, 2013	Difference
Amortization and depreciation	$92,602	495	92,107
Bank charges & interest	27,290	15,889	11,401
Sales and marketing expenses	336,332	36,514	299,818
Research & development	1,115,386	201,958	913,428
General and administrative	748,043	770,506	(22,463)
Total Operating Expenses	2,319,653	1,025,362	1,294,291
Other income (expenses)	(79,654)	84,714	(164,369)
Net Income (Loss)	$(2,399,307)	(940,648)	(1,458,659)

The three months ended September 30, 2014 reflects a net loss of $2,399,307 representing an increase in the loss of $1,458,659 compared to the corresponding three month period loss of $940,647 for the period ended September 30, 2013.

The most significant portion of that operating expense increase is the $913,428 in research and development expenses, resulting from the Company’s team of engineers and outside consultants, working in conjunction with our collaborative partner, building prototype units provided to cellular network operators for adoption by them as a part of their solutions for improved connectivity for their subscribers. The Company’s Innovation Center in San Diego California is fully operational at this time and did not exist in the corresponding quarter of the prior fiscal year. This represents the operational center for the 5BARz research and development efforts.

The Company’s net loss during the three month period ended September 30, 2014 was $2,399,307 or $0.01 per share compared to a loss from operations of $940,647 or $0.01 per share during the three months ended September 30, 2013. The weighted average number of shares outstanding was 186,700,918 for the three month period ended September 30, 2014 compared to 125,414,735 for three month period ended September 30, 2013

Nine month period ended September 30, 2014 compared to nine month period ended September 30, 2013.

	9 Months ended September 30 2014	9 Months ended September 30, 2013	Difference
Amortization and depreciation	$129,432	1,623	127,810
Bank charges & interest	45,516	44,857	659
Sales and marketing expenses	691,188	127,882	563,306
Research & development	3,192,105	305,958	2,886,146
General and administrative	3,042,945	1,753,912	1,289,033
Total Operating Expenses	7,101,186	2,234,232	4,866,954
Other income (expenses)	(65,209)	120,339	(185,548)
Net Income (Loss)	$(7,166,395)	(2,113,893)	(5,052,502)

The nine months ended September 30, 2014 reflects a net loss of $7,166,395 representing an increase in the loss of $5,052,502 compared to the corresponding nine month period loss of $2,113,893 for the period ended September 30, 2013. This increase in expenses was comprised of an increase in research and development costs in The Company’s Innovation Center in San Diego California of $2,886,146, in addition the General and Administrative expenses have also increased by $1,289,033 during the nine months ended September 30, 2014, these expenses are comprised in the most part of consulting ($593,345) and investor relations ($545,231) expenses and stock based compensation of $576,703, related to the acceleration of financings underway and general expansion of the Company’s operations. These fees reflect a growing group of individuals involved with the Company as its growth begins to accelerate.

The Company’s net loss during the nine month period ended September 30, 2014 was $7,166,395 or $0.04 per share compared to a net loss of $2,113,893 or $0.02 per share during the nine months ended September 30, 2013. The weighted average number of shares outstanding was 173,911,252 for the nine month period ended September 30, 2014 compared to 118,545,298 for nine month period ended September 30, 2013.

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

Liquidity and Capital Resources

As at September 30, 2014

As at September 30, 2014, the reporting issuer’s current assets were $372,878 and current liabilities were $2,954,753, which results in a working capital deficit of $2,251,875. As at September 30, 2014, current liabilities were comprised in the most part of liabilities that were incurred by CelLynx Group, Inc. in the aggregate amount of $1,089,904 of which $1,087,498 are liabilities incurred in the early stages of development of CelLynx, prior to the acquisition of the Company by 5BARz, and the liabilities are several years old. During the nine months ended September 30, 2014 the Company completed private placements for cash of $4,029,545, issued shares for services in the amount of $483,970 and issued shares for debt aggregating a further $105,000.

As at September 30, 2014, the Company’s total assets were $5,097,760 comprised of intellectual property in the amount of $3,339,875 and goodwill arising on the acquisition of CelLynx Group, Inc. in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity. In addition the Company has deposits and prepaid expenses of $68,900 in Switzerland related to their office and operations in 5BARz AG.

As at September 30, 2014, the Company’s total liabilities were $ 3,019,491, comprised of current liabilities as described above. The increase in liabilities as at September 30, 2014 from year ended December 31, 2013 of $886,338 was a combination of a decline in notes payable, in that the Company settled $105,939 in notes payable for cash and an increase in both accounts payable due to the accelerated expenditures in the Company’s Innovation Center in San Diego California, and outside engineering services contracted by the Company and a derivative liability of a convertible note.

Stockholders’ equity decreased from an equity at December 31, 2013 of $3,360,578 to an equity balance of $2,078,269 at September 30, 2014. This decrease of $1,282,309 is attributable in the most part to equity transactions during the nine months ended September 30, 2014 of $5,883,906 being offset by a loss during the period of $7,166,395.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2014, net cash flows used in operating activities was $4,356,631 consisting primarily of cash used for general and administrative expenses and research and development costs.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2014, net cash flows used in investing activities was $100,679 comprised of expenditures on furniture and equipment assets, for the Company’s Innovation Center in San Diego, as well as $24,577 paid for the filing of additional patent applications.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity. For the nine month period ended September 30, 2014, net cash flows provided from financing activities was $4,071,429 comprised of proceeds from the sale of common stock in the amount of $4,029,545 and the repayment of convertible notes in the amount of $105,939 and payment of principle amounts due under a capital lease of $35,726.

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

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by Cellynx Group, Inc., under the line of credit agreement, principle and interest on September 30, 2014 was $2,786,576.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months to minimum lease payments of $281,154.

In May 2014 the Company entered into a commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, effective September 1, 2014, the future minimum lease payments for the existing and expanded facilities will be $1,424,110.

Purchase of Significant Equipment

On November 1 2013, the Company entered into an agreement for the acquisition of R&D equipment for use by their engineering group in their innovation center in San Diego, in the amount of $180,000 paid over three years. On September 30, 2014 the remaining balance under the terms of the lease was $124,738

Off-Balance Sheet Arrangements

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

 Recent accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt this ASU effective with the June 30, 2014 Quarterly Report on Form 10-Q and its adoption resulted in the removal of previously required development stage disclosures.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Quarterly Report on Form 10-Q and its adoption resulted in the additional disclosures in note 1, reflecting management’s assessment of the mitigating effect of management’s plans on the Company’s ability to continue as a going concern.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of September 30, 2014 the Company accrued $263,000 in its financial statements.

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

On September 11, 2014, a claim was filed in the District Court of Colorado against the Company claiming unpaid fees related to an investment conference held on October 5, 2012. Accredited Members, Inc. vs. 5BARz International, Inc. 14CV32449 (Arapahoe County). The claim in the amount of $9,000 alleges that 5BARz was to pay the conference fee of $4,500 by delivery of $9,000 in common shares of the Company at a price of $0.05 per share, or 180,000 shares. The Company has disputed the claim, and has made the offer to settle the amount claimed by payment of the conference fee of $4,500. The October 5, 2012 conference fee was billed to the Company on February 12, 2014. As of September 30, 2014 the Company has accrued $9,000 in its financial statements.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014, the Company has issued shares of common stock as follows:

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

On July 16, 2014 the Company issued 11,400 shares at a price of $0.05 per share for services with a total fair value of $570.

On August 14, 2014 the Company issued 32,500 shares at a price of $0.22 per share for services with a total fair value of $7,150.

During the period January 31, 2014 to March 17, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period March 6, 2014 to September 30, 2014 the Company issued 22,496,965 units at a price of $0.15 per unit for aggregate proceeds of $3,374,545. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period April 28, 2014 to September 30, 2014 the Company issued 325,000 units at a price of $0.15 per unit for services with a total value of $48,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period June 1, 2014 to September 30, 2014 the Company issued 200,000 shares at a price of $0.20 per share for services with a total fair value of $40,000.

During the period October 1, 2014 to October 10, 2014 the Company issued an additional 533,333 units at a price of $0.15 per unit for aggregate proceeds of $80,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On October 15, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. This represents additional proceeds to the Company of $1,250,000. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principle and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s 60% owned subsidiary Cellynx Group, Inc. is in default under the terms of convertible notes for non-payment when due as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due

CelLynx Group, Inc.	Asher Enterprises, Inc.	$28,400	$32,071	$60,471

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: November 14, 2014	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors