Form 10-K
period 2014-12-31
5BARz International, Inc.
filed 2015-04-15
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

At June 30, 2014, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $29,970,598 based on the closing price of $0.22 as reported on the Over-the-Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of March 20, 2015 was 218,974,013.

DOCUMENTS INCORPORATED BY REFERENCE: None

5BARz International Inc.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 20, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 27, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2014. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

Item 1. Business

General

5BARz International Inc. (“5BARz” or the “Company”) designs, manufactures and sells a line of cellular network infrastructure devices for use in the office, home and mobile market places. The Companies products incorporate multiple patented technologies to create a highly engineered, single-piece, plug ‘n play device that strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. The 5BARz™ solution represents a very significant improvement for cellular network carriers in providing a clear, reliable, high quality signal for their subscribers with a growing need for high quality connectivity. The Company has developed both a fixed unit, called a cellular network extender, to be used in your home or office, and a mobile device designed for use in your automobile, RV, water craft etc. The Company’s products are engineered to incorporate a great number of features more fully addressed herein. Our products are designed to significantly improve the operation of cellular networks in the vicinity of the user, reducing the frustration experienced by cellular users globally.

The Company is in the process of developing the global commercialization of the cellular network extenders through cellular network operators, with each sector of integration to be managed in geographic areas. The initial business focus is currently in India, with formative steps taken in Latin America, the U.S. and Western European market sectors.

We were incorporated in Nevada on November 17, 2008 and the Company has offices in the States of Washington, California and Florida. The address of the Company’s Innovation Center in San Diego is 9444 Waples Street, Suite 140, San Diego, California, 92121, and our centralized telephone number is 877-723-7255. Our web site is www.5BARz.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with the Securities and Exchange Commission (SEC): our Annual Report on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 (a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our web site is not necessarily incorporated into this report.

Strategy and focus areas

Our focus is on three foundational priorities;

•	Leadership in our core business, maintaining the highest standards in developing highly engineered devices to manage cellular signal in the vicinity of the user.

•	Effective collaboration with cellular network operators to ensure that our products fully meet their needs in providing their subscriber base with a portfolio of state of the art solutions for maintaining excellence in cellular connectivity.

•	Architectural design creation, to facilitate the effective integration of the Companies product into new and innovative applications, from home and office to mobile applications, applications built into automobiles, computers and numerous other specific target markets.

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

The Company has recently unveiled a highly evolved innovative, carrier grade device, incorporating technologies and a combination of functionality which represents the most advanced product developed in this market, to date. This next generation cellular network extender, branded as 5BARz™ incorporates patented technology to create a highly engineered, single-piece, plug ‘n play unit that stabilizes and strengthens weak cellular signals to deliver higher quality signal for voice, data and video reception on cell phones, and other cellular equipped devices.

The 5BARz Cellular Network Extender was unveiled at the Mobile World Congress in Barcelona, Spain, March 2014. Since that time the product has undergone significant product field testing in international locations and improvements during the year, resulting in a product which management consider to be ready for deployment.

This product supports 2G & 3G technologies for cellular devices, and has been designed in configurations which operate on either a single frequency or multiple frequencies. The technology has successfully integrated both send and receive antennae into the single device, and hosts an abundance of features which have never before been integrated into a single portable cellular device.

The Company’s initial product, the Road Warrior, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines. Production of that product has been limited to a volume of 16,000 units, subject to the terms of a single purchase order and deployment strategy. 5BARz current technological developments have eclipsed the original Road Warriors produced.

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

The 5BARz business opportunity to bring this state of the art technology to market represents a significant step forward in the deployment of micro-cell technology in the industry.

Company History & Corporate Development

5BARz was incorporated on November 17, 2008, is a Nevada Corporation and was a designated shell Company until 2010. In 2010 the Company acquired the “Master Global Marketing and Distribution Rights” for the marketing and distribution of 5BARz™ products throughout the world from CelLynx Inc., a California based Company. In addition to the acquisition of the marketing and distribution rights, the Company acquired a 60% interest in the underlying intellectual property comprising the 5BARz™ products, and holds a security interest over the balance of those assets.

On March 27, 2012, 5BARz acquired a 60% controlling interest in CelLynx Group Inc. and it’s consolidated subsidiary CelLynx Inc. Cellynx was the original developer of the core technology underlying the 5BARz business.

On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. At December 31, 2014, the Company held a 94.3% equity interest in that entity. 5BARz AG has been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz™ products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland. In November 2014, the Company was advised that an investment banking firm (BDC Investment AG, “BDC”) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities. Certain other Companies funded by BDC including 5BARz AG were also ordered to liquidate. On January 8, 2015, a communication was issued by FINMA announcing the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. is seeking a similar termination of liquidation of their subsidiary 5BARz AG. Should the liquidation not be terminated, the agreement with 5BARz AG provides for the termination of the license agreement provided to 5BARz AG. The assets of 5BARz AG were written down to zero at December 31, 2014, representing a loss of $14,583.

On January  12, 2015, 5BARz International, Inc. incorporated another subsidiary Company, 5BARz International, SA DE CV in Mexico. The Company is a 99% owned subsidiary of 5BARz International, Inc. with the remaining 1% owned by Daniel Bland, the CEO of 5BARz International, Inc. The Company has obtained the necessary product approvals for the sale of the 5BARz Road Warrior product in Mexico, and has imported a limited inventory of product for resale in the Country.

On January 12, 2015, 5BARz India Private Limited was incorporated in India, a 99.9% subsidiary of 5BARz International, Inc. The Company has delivered prototype products into India in December 2014, and that product is experiencing very positive test results. The Company has developed interest in the product from Tier 1 cellular network operators in the region, with testing programs in process.

At December 31, 2014 the Company had five (5) full time employees.

Milestones

2007: A 5BARz™ working prototype was developed of an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths. This was the initial proof of concept product.

July, 2008: Dollardex Group entered into an exclusive “Master Global Marketing and Distribution Agreement” (the “Distribution Agreement”) for the 5BARz™ products.

July 2009: First production run and FCC Certification of 5BARz Road Warrior

August 2009: Field testing and final modification of 5BARz Road Warrior

January 2010: 5BARz Road Warrior Selected as CES Innovations 2010 Design and Engineering Award. Marketing commenced in the Philippines for product designated for the U.S.

January 2011: 5BARz International Inc. acquires the “Master Global Marketing and Distribution Agreement” for the marketing and distribution of 5BARz™ products throughout the world, and enters into agreement for the acquisition of a 50% interest in the underlying intellectual property.

January 2011 – 5BARz International Inc. engages business development consultants in Latin America, to present the 5BARz Road Warrior product to R&D departments at major wireless carriers in the region for field testing. That program resulted in positive feedback and recommendations to help guide the further development of the product line.

March 2012 – 5BARz incorporated a subsidiary Company, 5BARz Ag, and sub-licensed that entity the Sales and Marketing Rights for the region commonly referred to as the “DACH”, (Germany, Austria and Switzerland). The Company engaged the services of BDC Investment AG, of Zurich, Switzerland to finance our subsidiary which would help to develop this marketplace.

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

August 2014 - 5BARz Hires Top Industry Executive to Launch Latin American Operations, Marcelo Caputo, a successful industry executive and former CEO of Telefonica USA.

August 2014 – 5BARz makes initial delivery of custom designed prototype device to Tier 1, Cellular network operator in Latin America, for product field testing and evaluation.

November 2014 – 5BARz completes $3.5 Million dollar private placement, proceeds used to progress the Company’s technology and product line.

January 2015 – 5BARz engages David Habiger, an industry veteran and Senior Advisor at Silver Lake Partners and Venture Partner at Pritzker Group Venture Capital, as a member of its Advisory Board.

January 2015 – 5BARz incorporates subsidiary Company in Mexico, completes approvals on Road Warrior devices and imports limited inventory of product for resale.

March 2015 – 5BARz establishes Subsidiary Company in India, and commences field trials on custom designed prototype products. The Company also commences collaboration arrangements with Tier 1 cellular operators. On March 12, 2015 the Company hired Samartha Raghava Nagabhushanam, a leading Telecom executive, to serve as Managing Director and CEO of 5BARz India.

The Market Opportunity

The market opportunity for the 5BARz™ technology represents nearly 7 billion cell phone subscribers worldwide and is growing as a result of the following factors;

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

Additional features

•	May be factory tuned to specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
•	No latency
•	Small footprint

  Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	61/943319
High Gain Wireless Repeaters	61/943145
Self Organizing Network Extenders	61/943797

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improves wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

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

Service Antenna: Cigarette lighter/power cord antenna

Frequency Bands: Full-band US Cellular and full-band US PCS

System gain Cell/PCS: 40/45 dB, self-optimizing

System noise figure: 5 dB nominal at maximum gain

Power Supply: 12 VDC

Power dissipation: 6 Watts

Dimensions: 5.0″ x 4.75″ x 1.35″

Weight: 1 lb (0.45kg)

Markets and marketing strategy

The Company’s primary entry point to markets is through collaborative arrangements with Cellular Network operators globally. That market is comprised of nearly 7 billion cellular subscribers globally segregated by geographic region as follows;

The Company has initially embarked upon a multi channel marketing strategy with initial emphasis in Latin America, India and Africa as a direct result of the very favorable factors and the stage of development of the cellular markets in those regions.

During 2011 through 2013, the Company introduced the initial product, the Road Warrior, to major wireless operators in Latin America for the purpose of their analysis of the 5BARz™ technology. It is the objective of management, that the 5BARz™ products and technology be integrated into the network infrastructure of selected cellular network operators in the region. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets. This fixed unit was first unveiled to the market in February 2014 at the Mobile World Congress in Barcelona Spain. These efforts have resulted in the development of a collaborative program, the first with a major global network operator in June 2013. This collaborative program has expanded from it’s inception to date with the Company building product for regions in India and South Africa as well as establishing collaborative arrangements with a greater number of network operators within those regions.

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

The Company has been expanding its employee/consultant base in India, Latin America, and South Africa due to significant product interest in those regions. Further the Company has set a structure for the development of the German speaking market place in Europe, through a subsidiary operation 5BARz AG in Zurich Switzerland.

The Wireless Market in India

With a subscriber base of more than 905 million by March 2014, the Mobile telecommunications system in India is the second largest in the world and has been available to private operators since the 1990s. GSM is comfortably maintaining its position as the dominant mobile technology with 80% of the mobile subscriber market. The mobile market is operated by the following cellular network operators;

Source: Statista.com 2015

The Wireless Market in India – continued

On the global stage, India saw the fastest growth in new mobile-phone connections with 18 million net additions in the third quarter of 2014, according to a report by Swedish mobile network equipment maker Ericsson. The number of smartphones, which account for just 37 per cent of all mobile-phone subscriptions, is growing at 15 per cent compounded annual growth rate, and will cross 6,100 million by 2020. The falling cost of handsets, coupled with improved usability and increasing network coverage, are factors that are making mobile technology a popular phenomenon in the country.

In December 2014, 5BARz introduced a number of prototype units for use in India, to the Company’s consulting engineering team working in the country for field trials, and then to the R&D department of a select cellular network operator working in the Country. It is the objective of 5BARz to manufacture and distribute the products, working in conjunction with cellular network operators in the country.

The following factors are considered to be particularly relevant with respect to the need for the 5BARz products in India.

•	In India the monthly churn rate for subscribers is 6% (BMI India Telecommunications Report, 2Q 2012, pp. 49-51). To provide to a cellular network operator a distinct competitive advantage, such as that provided by the 5BARz cellular network extender, could result in a substantive migration of customers to that network operator, and a reduction in churn.
•	As provided above, congestion is a prominent issue resulting in the degradation of cellular connectivity. India is the second most populated region in the world, and so the need for the 5BARz technology is most acute.
•	Mobile and Wireless Telecommunications issued a report, August 2013 which highlight a number of favorable factors being experienced in the wireless industry in India, which is positive for 5BARz entry into that market as follows;

o	The government has recently permitted Foreign Direct Investment in the telecom sector
o	The industry has moved toward a more friendly regulatory environment
o	Burgeoning data usage, has created the need for improved connectivity
o	Customer’s happiness – A vital cornerstone of any service is the customer. His satisfaction is a direct indicator of running a good business. And this is primarily the service providers’ responsibility. 5BARz is offering to service providers improved connectivity for their customers.

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

The LATAM Market – continued

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

The LATAM market is comprised of 568 million cellular subscribers.

In 2014, the Company imported 1,000 Road Warrior units into the Region and obtained necessary approval for the sale of those units in Mexico. In January 2015, the Company incorporated a subsidiary company in Mexico to commence sales of that product. The R&D team are currently working on several new and innovative products that will fit the needs of the Region.

 The DACH MARKET – 5BARz AG

The DACH/D-Deutschland or Germany, A-Austria and CH-Switzerland group of countries in the European Union represents one of the most technologically advanced and progressive sectors of that economic group representing a German speaking majority population base of 90.3 million people, comprised of Germany with 78.3 million, Austria, 7.4 million, and Switzerland, 4.6 million. The Company established a 94.3% owned subsidiary, 5BARz AG to operate the sales, marketing and distribution of the Company’s products in this region of the world, pursuant to an exclusive license agreement.

The product which 5BARz introduced into India at the end of 2014, has a technical configuration design which meets the operating requirements for the majority of the 130 million subscribers in this region. The Company has developed the strategic relationships and infrastructure so that it is poised to enter this marketplace as well.

In late 2014, 5BARz International, Inc. was advised that a corporate finance company (BDC Investment AG) involved in the financing of 5BARz, was placed into liquidation by Swiss Authorities.  At that time the liquidation of companies that the corporate finance firm had funded was also ordered.  This included 5BARz AG., and accordingly it was placed into liquidation. 5BARz International, Inc. is seeking a termination of the liquidation of 5BARz AG by dealing with the Swiss Authorities.

Item 1A. Risk Factors

Need For Additional Financing

The Company has very limited funds, and such funds may not be adequate to take advantage of current and planned business opportunities. Even if the Company's funds prove to be sufficient to obtain sales orders for products, the Company may not have enough capital to fully develop the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. As additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited.

Ability to continue as a going concern.

The Company has incurred net losses for the period from inception November 14, 2008, to December 31, 2014. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

Dependence upon two directors and limited management and consultants

The Company currently has only two individuals serving as its officers and directors, and five employees and approximately twenty consultants. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and secure additional personnel and may, from time to time, find that the inability of the officers and directors to fully meet the needs of the business of the Company results in a delay in progress toward implementing its business plan.

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

For additional information regarding obligations under operating leases, see Note 10 to the Consolidated Financial Statements.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts. As of December 31, 2014 the Company accrued $263,000 in its financial statements.

On September 11, 2014, a claim was filed in the District Court of Colorado against the Company claiming unpaid fees related to an investment conference held on October 5, 2012. Accredited Members, Inc. vs. 5BARz International, Inc. 14CV32449 (Arapahoe County). The claim in the amount of $9,000 alleges that 5BARz was to pay the conference fee of $4,500 by delivery of $9,000 in common shares of the Company at a price of $0.05 per share, or 180,000 shares. The Company had disputed the claim. On February 13, 2015 the action was dismissed in return for payment of 255,000 shares of 5BARz International, Inc. common stock.

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities, and at that time the liquidation of companies in the country that the investment banking firm had funded was also ordered. This included 5BARz AG., and accordingly that entity was placed into liquidation. On January 8, 2015, FINMA issued a communication advising of the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. has engaged counsel and is seeking a similar termination of liquidation of their subsidiary Company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock trades on the OTC Bulletin Board system under the symbol “BARZ”. The stock commenced trading in October 2010.

The High/Low price at which the stock traded during the two year period ended December 31, 2014 are as follows;

Quarter Ended	High	Low
October 1 –December 31, 2014	$0.19	$0.09
July 1 – September 30, 2014	$0.23	$0.17
April 1- June 30, 2014	$0.23	$0.16
January 1 – March 31, 2014	$0.27	$0.17
October 1 –December 31, 2013	$0.35	$0.12
July 1 – September 30, 2013	$0.24	$0.09
April 1- June 30, 2013	$0.25	$0.05
January 1 – March 30, 2013	$0.10	$0.05

Holders of Record

As of March 20, 2015, the last sale price of our common stock on the OTCBB was $0.14 per share.  As of March 20, 2015, there were approximately 247 stockholders of record holding 218,974,013 common shares.

Dividend Policy

We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future.  Any earnings that we may realize will be retained to finance our growth.

Private Placements

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

During the period from September 5, 2013 to November 18, 2013 the Company issued 6,044,108 units at a price of $0.10 per unit in order to settle debts, with a total value of $604,411. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On November 15, 2013 the Company issued 25,000 shares as partial conversion of a note payable at a price of $0.20 per share for a total debt reduction of $5,000.

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

Private Placements - continued

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total fair value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total fair value of $287,500.

During the period March 6, 2014 to November 14, 2014 the Company issued 23,103,632 units at a price of $0.15 per unit for aggregate proceeds of $3,465,545. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

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

On October 1, 2014 the Company issued 25,000 shares at a price of $0.17 per share for services with a total fair value of $4,250.

On November 1, 2014 the Company issued 25,000 shares at a price of $0.14 per share for services with a total fair value of $3,500.

During the period November 21, 2014 to March 20, 2015 the Company issued 20,022,500 units at a price of $0.05 per unit for aggregate proceeds of $1,001,125. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.   The number of units within this offering that had been issued by December 31, 2014 were 15,200,000 for aggregate proceeds of $760,000.

On January 13, 2015 the Company issued 331,986 shares at a price of $0.0698 per share for the settlement of notes payable with a total value of $23,000.

On February 1, 2015 the Company issued 180,000 shares at a price of $0.05 per share for debt with a total fair value of $9,000.

On February 1, 2015 the Company issued 75,000 shares at a price of $0.05 per share for services with a total fair value of $7,500.

On February 20, 2015 the Company issued 180,000 shares at a price of $0.05 per share for services with a total fair value of $9,000.

Equity Compensation Plans

On May 17, 2013 the Board of Directors of the Company adopted the 2013 Stock Option plan.

Plan Category	(a) Number of common shares to be issued pursuant to outstanding options	(b) Weighted Average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	12,250,000	$0.15	7,750,000
Total	12,250,000	$0.15	7,750,000

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

Overview

5BARz International Inc. is the owner, developer and sales and marketing Company for a line of cellular network devices branded under the 5BARz™ . These highly engineered products are state of the art consumer electronics that manage cell signal within the proximity of the user providing much improved cellular clarity. The products are plug and play, without the need for extensive set up, and can be delivered as carrier agnostic or set to operate on a single carrier’s network. The first product brought to market is the 5BARz™ Road Warrior, a plug and play device designed for users on the go.

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

Going Concern

The registrant has an accumulated deficit through December 31, 2014 totaling $14,862,230 and recurring losses and negative cash flows from operations. Because of these conditions, the registrant will require additional working capital to develop its business operations. The registrant's success will depend on its ability to raise money through debt and the sale of stock and the development and sale of product to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary working capital to launch the global sales and marketing activities for the Company.

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

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year ended December 31 2014	Year ended December 31, 2013	Difference
Amortization and depreciation	$282,636	10,512	272,124
Bank charges and interest	74,473	59,056	15,417
Sales and marketing expenses	1,210,812	194,750	1,016,062
Research and development	4,123,841	806,047	3,317,794
General and administrative expenses	3,704,013	2,229,904	1,474,109
Total Operating Expenses	9,395,775	3,300,269	6,095,506
Other income (expenses)	(344,461)	1,003,669	(1,348,130)
Net Loss	$(9,740,236)	(2,296,600)	(7,443,636)

The year ended December 31, 2014 reflects a net loss of $9,740,236 representing an increase in the loss of $7,443,636 compared to the year ended December 31, 2013 loss of $2,296,600.

The total operating expenses for the year ended December 31, 2014 were $9,395,775 (2013 - $3,300,269). The Company has continued to pursue the financing of its operations during the year and the commercialization of its technology, and products in India and Latin America. The Company incurred sales and marketing expenses of $1,210,812 (2013 – $194,750) and general and administrative expenses of $3,704,013 ( 2013 - $2,229,904). The most significant portion of the operating expense increase of $6,095,506 is the $3,317,794 increase in research and development expenses, resulting from the growth in the Company’s team of engineers and consultants, working in conjunction with our collaborative partners, building prototype units provided to cellular network operators for adoption by them as a part of their solutions for improved connectivity for their subscribers. The Company’s Innovation Center in San Diego California is fully operational at this time, as well as a team of engineers in India, that was not fully engaged in the prior fiscal year. The results of these efforts have made a substantive improvement in the Company’s products and technology portfolio.

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Annual Report on Form 10-K and its adoption resulted in the additional disclosures in Note 1, reflecting management’s assessment of the mitigating effect of management’s plans on the Company’s ability to continue as a going concern.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

Capitalized costs for patents are amortized on a straight-line basis over their estimated useful life of each patent after the costs have been incurred. Once each patent or trademark is issued, capitalized costs are amortized on a straight-line basis over the shorter of the contractual/legal life or the estimated economic life. All research and development costs incurred in developing the patentable idea are expensed as incurred. The licensing right is amortized on a straight-line basis over a period of 7 years.

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

Impairment or disposal of long-lived assets

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes that as of December 31, 2014 and 2013, there was no impairment of its long-lived assets.

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

Stock-Based Compensation - continued

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

Liquidity and Capital Resources

As at December 31, 2014

As at the year ended December 31, 2014, the reporting issuer’s current assets were $263,905 (2013 - $740,096) and current liabilities were $3,764,702 (2013 - $2,032,689), which resulted in a working capital deficiency of $3,500,797 ( 2013 - $1,292,593). As at December 31, 2014, current liabilities were comprised of: (i) $1,090,240 in accounts payable and accrued expenses that arise from the acquisition of the Company’s subsidiary CelLynx Group, Inc. acquired in March 2012; and (ii) $1,776,036 of accounts payable and accrued liabilities arising from the operations of 5BARz International Inc. (iii) $280,486 of notes payable, and $547,940 derivative liabilities arising from convertible notes.

As at December 31, 2014, the Company’s total assets were $4,902,539 comprised of: (i) $263,905 in current assets; and (ii) $3,236,033 comprised of the 5BARz™ intellectual property (iii) $1,140,246 comprised of goodwill on the 60% investment in CelLynx Group, Inc., and (iii) $262,355 of equipment.

As at December 31, 2014, the Company’s total liabilities were $3,815,608 (2013 - $2,133,153) .

Stockholders’ equity decreased from an equity balance of $3,360,578 at December 31, 2013 to stockholders’ equity of $1,086,931 at December 31, 2014. This decrease of $2,273,647 is attributable in the most part to equity transactions during year ended December 31, 2014 of $7,464,190 being offset by a loss during the period of $9,688,632.

The Company is an emerging growth company and has not commenced planned principal operations. The Company has made no revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz™ product and commence its planned operations.

Subsequent to December 31, 2014 the Company has raised equity capital by way of Private Placements of $281,125 at a price of $0.05 per unit, completed January 1, 2015 to March 20, 2015.

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

Cash Flows from Operating Activities

For the year ended December 31, 2014, net cash flows used in operating activities was $5,440,416 consisting primarily of cash used for general and administrative expenses, research and development and sales and marketing costs. In addition, the Company financed operating activities through a significant increase in accounts payable in the amount of $1,499,506, and the issuance of stock based compensation of $1,676,676.

Cash Flows from Investing Activities

For the year ended December 31, 2014, net cash flows used in investing activities was $167,634 comprised of expenditures on furniture and equipment assets of $115,601, for the expansion of the Company’s Innovation Center in San Diego, as well as $52,033 paid for the filing of additional patent applications.

Cash Flows from Financing Activities

The Company has financed operations primarily from the issuance of equity. For the year ended December 31, 2014, net cash flows provided from financing activities was $5,180,539 comprised of proceeds from the sale of common stock in the amount of $4,840,545 and the repayment of convertible notes in the amount of $53,997 and payment of principle amounts due under a capital lease of $39,558.

We expect that working capital requirements will continue to be funded through further issuances of securities by the Company as well as the sales of equity in subsidiaries licensed to sell 5BARz product in foreign jurisdictions and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has entered into a series of private placements over the past several quarters to finance operations. Subsequent to year end the Company announced the engagement of Axis Capital, one of the leading investment banks in India to work with the Company in raising $20 million for the development of 5BARz India, incorporated in January 2015. In addition, further sales of equity securities by the parent Company, followed by anticipated cash flow from sales of product are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. It is the intent of the Company to reduce it’s net working capital deficit once revenues are generated from its planned principle operations in the upcoming year. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our line of product; and (ii) expansion of our operations on a more global scale.

We note that additional issuances of equity or convertible debt securities will result in dilution to our current shareholders.

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

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows discussed previously. The following table summarizes our contractual obligations at December 31, 2014:

	PAYMENTS DUE BY PERIOD
December 31, 2014	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Capital leases – equipment	$120,906	$70,000	$50,906	$—	$—
Operating leases - facilities	1,424,110	203,163	555,102	612,465	53,380
Total	$1,545,016	$273,163	$606,008	$612,465	$53,380

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months. In May 2014 the Company entered into a commitment to expand the Company’s leased facilities in San Diego for a period of 66 months, from September 1, 2014. As a result the future minimum lease payments for the existing and expanded facilities at December 31, 2014 is $1,424,110.

On November 1 2013, the Company entered into an agreement for the acquisition of R&D equipment for use by their engineering group in their innovation center in San Diego, in the amount of $180,000 paid over three years. At December 31, 2014 the remaining balance under the terms of the lease was $120,906.

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by Cellynx Group, Inc., under the line of credit agreement, principle and interest on December 31, 2014 was $2,865,032 (eliminated in consolidation).

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Inventory

The Company carries inventory in the amount of $165,091 which is comprised of 988 units of Road Warrior cellular networks extenders.

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

Item 8. Financial Statements and Supplementary Data

5BARZ INTERNATIONAL, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets:
At December 31, 2014 and December 31, 2013	F-2

Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2014 and December 31, 2013	F-3

Consolidated Statements of Cash Flows:
For the years ended December 31, 2014 and December 31, 2013	F-4

Consolidated Statements of Stockholders' equity:
For the years ended December 31, 2014 and December 31, 2013	F-5

Notes to Consolidated Financial Statements:	F-6

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of 5BARz International, Inc.

We have audited the accompanying consolidated balance sheets of 5BARz International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 5BARz International, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

New York, NY

April 15, 2015

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2014 AND DECEMBER 31, 2013
	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$25,103	$450,215
Inventories	165,091	161,900
Note receivable	—	65,000
Prepaid expenses and deposits	73,711	62,981
TOTAL CURRENT ASSETS	263,905	740,096

FIXED ASSETS:
Furniture and equipment, net	262,355	225,983
OTHER ASSETS:
Intangible assets, net	3,236,033	3,387,406
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,376,279	4,527,652
TOTAL ASSETS	$4,902,539	$5,493,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,866,276	$1,450,167
Due to escrow agent	—	52,321
Derivative liabilities	547,940	60,018
Capital lease obligation ( current portion )	70,000	60,000
Notes payable, net of debt discount	280,486	410,183
TOTAL CURRENT LIABILITIES	3,764,702	2,032,689
Related party loans	—	—
Capital lease obligation (non- current portion )	50,906	100,464
TOTAL LIABILITIES	3,815,608	2,133,153

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized; 213,384,526 and 163,909,191 shares issued and outstanding as of December 31, 2014 and 2013, respectively	213,383	163,909
Capital in excess of par value	15,135,856	7,721,140
Accumulated deficit	(14,862,230)	(5,173,598)
Accumulated other comprehensive income	31,633	29,234
Non-controlling interest	568,289	619,893
TOTAL STOCKHOLDERS' EQUITY	1,086,931	3,360,578
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,902,539	$5,493,731

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Sales	$—	$—
Cost of Sales	—	—
Gross profit	—	—

Operating expenses:
Amortization and depreciation	282,636	10,512
Bank charges and interest	74,473	59,056
Sales and marketing expenses	1,210,812	194,750
Research and development	4,123,841	806,047
General and administrative expenses	3,704,013	2,229,904
Total operating expenses	9,395,775	3,300,269

(Loss) from operations	(9,395,775)	(3,300,269)

Other income (expense):
Interest income	58	—
Change in fair value of derivative liability	(224,432)	(60,018)
Loss on conversion of debt	—	(17,500)
Change in warrant liability	—	8,178
Interest expense – debt discount	(105,504)	—
Liquidation expenses 5BARz AG	(14,583)	—
Gain on debt settlements	—	1,073,009
Total other (expense) income	(344,461)	1,003,669
Net loss	(9,740,236)	(2,296,600)

Net loss - non-controlling interest	(51,604)	(94,101)
Net loss - controlling interest	(9,688,632)	(2,202,499)

Basic loss per common share	(0.05)	(0.02)
Weighted average number of shares outstanding	179,383,808	126,639,034

Other comprehensive income
Foreign currency translation gain	2,399	24,962
Other comprehensive income	2,399	24,962
Comprehensive loss	$(9,686,233)	$(2,177,537)

The accompanying notes are an integral part of these financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014, and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,740,236)	$(2,296,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	282,636	10,512
Stock based compensation	1,676,676	601,113
Change in fair value of derivative liability	224,432	60,018
Change in warrant liability	—	(8,178)
Common shares issued for services	491,720	228,740
Gain on settlement of debts	—	(1,073,009)
Interest expense – debt discount	105,504	—
Changes in operating assets and liabilities:
Change in inventory	(3,191)	(161,900)
Change in note receivable	65,000	(65,000)
Change in accounts payable and accrued expenses	1,517,506	406,397
Change in prepaid expenses and deposits	(10,730)	(40,825)
Change in unpaid interest and penalties on notes payable	2,588	108,377
Change in due to escrow agent	(52,321)
Net cash used in operating activities	(5,440,416)	(2,230,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(52,033)	—
Purchase of furniture and equipment assets	(115,601)	(62,293)
Net cash used in investing activities	(167,634)	(62,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	400,000	35,000
Payments of amounts due to related party	—	(19,850)
Proceeds used to settle notes payable	(53,997)	(357,583)
Proceeds from issuance of common stock	4,840,545	2,930,750
Proceeds from issuance of common stock by subsidiary - 5BARz AG	33,549	91,276
Principal payments of capital leases	(39,558)	(10,000)
Net cash provided by financing activities	5,180,539	2,669,593
Effect of foreign currency exchange	2,399	24,962
NET (DECREASE) INCREASE IN CASH	(425,112)	401,907
CASH, BEGINNING OF YEAR	450,215	48,308
CASH, END OF YEAR	$25,103	$450,215

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014, and 2013

Supplementary disclosure of Cash Flow Information	2014	2013
Cash paid for interest	$12,376	$8,915
Cash paid for income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable - CelLynx Group,Inc. & 5BARz	$70,300	$30,500
Replacement of common shares acquired with a convertible note	$—	$80,000
Issuance of convertible note in lieu of accounts payable	$—	$147,428
Shares issued to settle interest on notes payable	$—	$7,500
Settlement of accounts payable with common stock	$105,000	$1,270,193
Settlement of notes payable with common stock	$66,700	$514,398
Lease obligation	$120,906	$160,464

The accompanying notes are an integral part of these financial statements

F-4.1

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	Common Stock		Excess of	Accumulated	Other Comprehensive	Non- Controlling
	Shares	Amount	Par Value	Deficit	Income	Income	Total
Balances, January 1, 2013	117,418,281	$117,418	$3,226,802	$(2,971,099)	$713,994	$4,272	$1,091,387
Shares issued for cash	35,775,000	35,775	2,894,975	—	—	—	2,930,750
Shares issued for services	3,581,200	3,581	$225,159	—	—	—	228,740
Conversion of convertible note	25,000	25	4,975	—	—	—	5,000
Shares issued for debt	8,689,710	8,690	$763,751	—	—	—	772,441
Shares sold by 5BARz AG	—	—	91,276	—	—	—	91,276
Stock option expense	—	—	592,622	—	—	—	592,622
Share price adjustment	20,000	20	(20)	—	—	—	0
Net loss	—	—	—	(2,202,499)	(94,101)	—	(2,296,600)
Foreign currency gain (loss) - ACOI	—	—	—	—	—	24,962	24,962
Cancellation of share issuance - MIH	(1,600,000)	(1,600)	(78,400)	—	—	—	(80,000)
Balances, December 31, 2013	163,909,191	$163,909	$7,721,140	$(5,173,598)	$619,893	$29,234	$3,360,578
Shares issued for cash	44,053,632	44,054	4,796,491	—	—	—	4,840,545
Shares issued for services	4,274,481	4,273	487,447	—	—	—	491,720
Shares issued for debt	700,000	700	104,300	—	—	—	105,000
Conversion of convertible note	447,222	447	66,253	—	—	—	66,700
Shares sold by 5BARz AG	—	—	33,549	—	—	—	33,549
Stock option expense	—	—	1,478,733	—	—	—	1,478,733
Warrants issued for services	—	—	157,557	—	—	—	157,557
Warrants issued for debt agreement	—	—	132,688	—	—	—	132,688
Beneficial conversion feature	—	—	117,312	—	—	—	117,312
Stock paid compensation CelLynx	—	—	40,386	—	—	—	40,386
Net loss	—	—	—	(9,688,632)	(51,604)	—	(9,740,236)
Foreign currency gain (loss) – AOCI	—	—	—	—	—	2,399	2,399
Balances, December 31, 2014	213,384,526	$213,383	$15,135,856	$(14,862,230)	$568,289	$31,633	$1,086,931

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 1 – Organization and Going Concern

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was originally named “Bio-Stuff” and was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for a 50% interest in certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network infrastructure devices”. The 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. ( the founder of the 5BARz technology) and a 60% interest in the intellectual property underlying the 5BARz™ products.

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.2% held subsidiary at December 31, 2014. This entity has been granted the license for the marketing and distribution rights for 5BARz™ products in Germany, Austria and Switzerland.

These financial statements reflect the financial position for the Company and its subsidiary companies 5BARz AG, CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc. as at December 31, 2014. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has made no revenue to date. The Company incurred losses of $9,740,236 and $2,296,600 during the year ended December 31, 2014 and 2013 respectively. Cash used in operating activities was $5,440,416 and $2,230,355 for the year ended December 31, 2014 and 2013 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements – since inception of the 5BARz business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent year. The Company’s gross proceeds from private placements for the year ended December 31, 2014 was $4,840,545 compared to $2,930,750 in 2013. This represents an increase of 65% over the prior year.
•	Delivery of Beta Products – In February 2014, the Company presented a commercial grade product in Barcelona during the Mobile World Congress. By August 2014 the Company delivered products for testing to a collaborative partner in Latin America, which is an international cellular network operator. In December 2014, that Company completed a further product for testing by a Tier 1, cellular network operator in India. The Company’s rate of development is accelerating.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

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

Note 2 - Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its 94.2% owned subsidiary, 5BARz AG, and it’s 60% owned subsidiary CelLynx Group, Inc. and that Company’s 100% owned subsidiary CelLynx, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

As the Company has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity funding to finance its operations, the Company is considered an emerging growth company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Research and development costs

Research and development costs are charged to expense as incurred. The costs of materials and equipment that are required or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Furniture and equipment

Furniture and equipment is recorded at historical cost and is depreciated using the straight-line method over their estimated useful lives.  Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. The useful life and depreciation method are reviewed periodically to ensure that the depreciation method and period are consistent with the anticipated pattern of future economic benefits. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. The useful life of the equipment is being depreciated over three to seven years.

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of December 31, 2014 the Company’s inventory included 988 units of Road Warrior cellular networks extenders.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2014 and 2013.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the years ended December 31, 2014 and 2013.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2014	$547,940	$—	$—	$547,940
December 31, 2013	$60,018	$—	$—	$60,018

 5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2014	December 31, 2013
Beginning balance	$60,018	$—
Aggregate fair value of conversion feature upon issuance	263,490	57,995
Change in fair value of derivative liabilities	224,432	2,023
Ending balance	$547,940	$60,018

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31, 2014	December 31, 2013
Stock price	$0.11	$0.25
Volatility	83%	211%
Risk-free interest rate	0.46%	0.04%
Dividend yield	0%	0%
Expected life	1.63 years	0.002 years

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

As of December 31, 2014 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company incurred stock based compensation charges during the year ended December 31, 2014 and 2013 as follows;

	Year ended
	December 31
	2014	2013
General and administrative	$798,885	$436,958
Research and development	452,427	164,155
Sales and marketing	425,364	—
Total	$1,676,676	$601,113

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

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants. These potentially dilutive securities of 102,517,763 and 49,855,171, respectively were not included in the calculation of loss per common share for the years ended December 31, 2014 or 2013 because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

F–11

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

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

The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has elected to adopt this ASU effective with this Annual Report on Form 10-K and its adoption resulted in the additional disclosures in Note 1, reflecting management’s assessment of the mitigating effect of management’s plans on the Company’s ability to continue as a going concern.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. The reclassification did not have any effect on the reported consolidated net losses for any periods presented.

F–12

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 3 – Furniture and equipment

Furniture and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Office furniture and equipment	$137,148	$70,804
Research and development equipment (i)	169,350	169,350
Leasehold improvements	46,318	6,940
	352,816	247,094
Accumulated amortization and depreciation	(90,461)	(21,111)
Furniture and equipment, net	$262,355	$225,983

(i)	The research and development equipment was subject to the terms of a capital lease agreement. (See Note 9)

During the year ended December 31, 2014 the Company incurred amortization and depreciation expense of $79,230, (2013 - $10,985).

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	December 31, 2014	December 31, 2013
Technology	$3,067,827	$3,015,794
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,439,439	3,387,406
Accumulated amortization	(203,406)	—
Technology and other intangibles, net	$3,236,033	$3,387,406

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the year ended December 31, 2014, $203,406 was recorded as amortization on technology and other intangibles and nil during year ended December 31, 2013. The Company’s estimated technology amortization over the next five years is expected to be $2,191,306.

The estimated amortization of intangible assets for the five years ended December 31, 2019 and thereafter is as follows:

For the years ended December 31,	Total	Technology	Marketing and distribution agreement	Trademark & license agreements
2015	$491,441	$438,261	$52,857	$323
2016	491,440	438,261	52,857	322
2017	491,440	438,261	52,857	322
2018	491,440	438,261	52,857	322
2019	491,119	438,262	52,857	0
Future years	779,153	695,462	83,691	0
	$3,236,033	$2,886,768	$347,976	$1,289

  5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014	December 31, 2013
Goodwill – beginning of year	$1,140,246	$1,140,246
Goodwill – end of year	$1,140,246	$1,140,246

Note 6 - Income taxes:

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	December 31, 2014	December 31, 2013
Domestic	$(9,622,324)	$(2,251,545)
Foreign	(117,912)	(45,055)
Loss from continuing operations before provision for income taxes	$(9,740,236)	$(2,296,600)

The income tax provision (benefit) consists of the following:

	December 31, 2014	December 31, 2013
Foreign
Current	$0	$0
Deferred	(25,941)	(9,912)
U.S. federal
Current	0	0
Deferred	(2,897,734)	(604,970)
State & local
Current	0	0
Deferred	(30,938)	(214,066)
Total	(2,954,613)	(828,948)

Change in valuation allowance	2,954,613	828,948

Income tax provision (benefit)	$0	$0

 5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 6 - Income taxes (continued)

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31, 2014	December 31, 2013
U.S. federal statutory income tax rate (benefit)	(34.0%)	(34.0%)
State income taxes	(0.4%)	(5.8%)
Stock based compensation	0.0%	10.4%
Other permanent differences	4.1%	1.5%
Change in valuation allowance	30.3%	27.9%
Effective rate	0.0%	0.0%

 The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryovers	$4,466,003	$2,077,660
R&D credit	321,482	66,017
Accrued compensation	37,796	202,375
Stock-based compensation	358,762	2,833
Derivative liability	76,739	0
Total deferred tax assets	5,260,782	2,348,886
Valuation allowance	(5,117,872)	(2,163,259)
Deferred tax asset, net of valuation allowance	142,910	185,626

Deferred tax liabilities
Fixed asset depreciation	(11,347)	(14,024)
Intangible asset amortization	(54,824)	(171,602)
Convertible debt	(76,739)	0
Total deferred tax liabilities	(142,910)	(185,626)
Net deferred tax asset (liability)	$0	$0

The Company is in the process of filing it’s federal and state tax returns for the years ended December 31, 2014 through 2011. The NOL’s for these years will not be available to reduce future taxable income, if any, until the returns are filed.

As of December 31, 2014 and 2013, the Company had approximately $12,757,884 and $5,398,527 of U.S. federal and state net operating loss carryovers (“NOL’s”), respectively, to offset future taxable income. The U.S. federal and state net operating loss carryovers begin expiring in 2025. In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control. Management has performed a preliminary evaluation as to whether a change in control has taken place, and has concluded that there was a change of control with respect to the NOL’s of CelLynx Group, Inc. when the Company acquired its 60% ownership interest in March 2012.

Therefore, the NOL’s of CelLynx Group Inc. will be subject to an annual limitation of approximately $8,700 as determined under the regulations. Due to the annual limitation, management has determined that $8,600,000 of the NOL’s of CelLynx Group, Inc. will expire unused and has reduced the related deferred tax asset accordingly.

As of December 31, 2014 and 2013, the Company had Swiss Net operating loss carryovers of $372,780 and $254,868, respectively. The Swiss Net operating loss carryovers begin expiring in 2019.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 6 - Income taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for all periods. For the years ended December 31, 2014 and 2013, the change in the valuation allowance was $2,954,613 and $828,948, respectively.

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

No interest or penalties were recorded during the year ended December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Foreign earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable.

Note 7 - Sales of common stock

During the years ended December 31, 2014 and 2013, the Company has issued shares of common stock as follows:

On January 25, 2013 the Company issued 100,000 shares and warrants in settlement of accounts payable for services rendered in the amount of $5,000.

On February 12, 2013 the Company issued 125,000 shares of common stock at a price of $0.06 per share as partial settlement of $7,500 due under a note payable.

 5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 7 - Sales of common stock - continued

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

During the period from September 5, 2013 to November 18, 2013 the Company issued 6,044,108 units at a price of $0.10 per unit in order to settle debts, with a total value of $604,411. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On November 15, 2013 the Company issued 25,000 shares as partial conversion of a note payable at a price of $0.20 per share for a total debt reduction of $5,000.

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 7 - Sales of common stock - continued

During the period January 31, 2014 to March 5, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total fair value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total fair value of $287,500.

During the period March 6, 2014 to November 14, 2014 the Company issued 23,103,632 units at a price of $0.15 per unit for aggregate proceeds of $3,465,545. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

During the period April 28, 2014 to September 15, 2014 the Company issued 325,000 units at a price of $0.15 per unit for services with a total value of $48,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On May 1, 2014 the Company issued 2,000,000 shares for services valued at $160,000.

On May 29, 2014 the Company issued 347,222 shares at a price of $0.144 per share for the settlement of notes payable with a total value of $50,000.

During the period June 1, 2014 to September 30, 2014 the Company issued 200,000 shares at a price of $0.20 and $0.21 per share for services with a total fair value of $40,250.

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

On October 1, 2014 the Company issued 25,000 shares at a price of $0.17 per share for services with a total fair value of $4,250.

On November 1, 2014 the Company issued 25,000 shares at a price of $0.14 per share for services with a total fair value of $3,500.

During the period November 21, 2014 to December 31, 2014 the Company issued 14,400,000 units at a price of $0.05 per unit for aggregate proceeds of $720,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

 Note 9 – Notes payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance December 31, 2014	Balance December 31, 2013
February 3, 2012	—	(a)	—	—	103,997
December 17, 2012	80,000	(b)	13,045	93,045	86,645
January 8, 2013	96,313	(c)		96,313	154,017
August 21, 2014	150,000	(d)	34,667	184,667	—
October 6, 2014	250,000	(e)	623	250,623
Notes payable – 5BARz International Inc.	$576,313		$48,335	$624,648	$344,659
CelLynx Group Inc.
May 24, 2012	15,900	(f)	21,248	37,148	37,822
September 12, 2012	12,500	(g)	14,176	26,676	27,702
Notes payable CelLynx Group, Inc.	$28,400		$35,424	$63,824	$65,524

Sub-Total	$604,713		$83,759	$688,472	$410,183
Debt Discount	—		—	(407,986)	—

Total, net of debt discount	$604,713		$83,760	$280,486	$410,183

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

On October 16, 2012, the investment firm filed a complaint in the federal court for the Northern District of California claiming breach of contract and seeking compensatory damages. On January 3, 2013, the Company entered into a settlement agreement requiring payments in the aggregate amount of $300,000 yielding interest at 9%, and the issuance of 125,000 shares of the common stock of the Company. The Company issued the 125,000 shares on February 12, 2013. During the period from May 22, 2013 to March 31, 2014 the Company made a series of payments aggregating $325,939 representing principal and interest required, which is paid in full as of December 31, 2014.

b)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture to December 31, 2014, interest of $13,045 was accrued on the convertible debenture, resulting in a total principal and interest due at December 31, 2014 of $93,045. In connection with the convertible debt, the Company recorded $23,262 of derivative liability as of December 31, 2014.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 9 – Notes payable (continued)

Promissory Notes (continued)

c)      On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During period from January 8, 2013 to December 31, 2014, interest of $20,584 was accrued on the convertible debenture.  On November 15, 2013, $5,000 was paid on the note by way of conversion to common stock and during the year ended December 31, 2014 a further $66,700 was paid on the note by way of conversion to common stock. At December 31, 2014 principal due on the note was $96,313. In connection with the convertible debt, the Company recorded $24,079 of derivative liability as of December 31, 2014.

d)      On August 21, 2014 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $500,000 of which $150,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $16,667. The loan could have been repaid at any time during the first three months of the note term. Thereafter, if the note is not repaid, a onetime interest charge of 12% will be assessed. As of December 31, 2014 the note has not been repaid. On November 19, 2014, $18,000 in interest was accrued resulting in a total principal and interest due at December 31, 2014 of $186,667. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00005. The ceiling price on the conversion is set at $0.22 per share. In connection with the convertible debt, the Company recorded $500,599 of derivative liability as of December 31, 2014.

e)      On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black Scholes pricing model. The convertible promissory note and accrued interest is calculated to be $250,623 at December 31, 2014, net of an unamortized debt discount of $223,319, resulting in a carrying value of $27,304. The unamortized debt discount of $223,319 will be charged to interest expense over the remaining term of the Note which matures December 31, 2016.

f)      On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of December 31, 2014 the note is past due.  The value of the derivative liability associated with this note at December 31, 2014 and 2013 was immaterial. The note principal and accrued interest outstanding at December 31, 2014 was $37,148.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 9 – Notes Payable (continued)

Promissory Notes (continued)

(g)	On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of December 31, 2014 the note is past due. The value of the derivative liability associated with this note at December 31, 2014 and 2013 was immaterial. The note was carried at $26,676 comprised of principal and interest due at December 31, 2014.

Note 10 – Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing minimum lease payments as follows;

2015	$75,000
2016	$50,000
Total	$125,000
Interest (12%)	$(4,094)
Capitalized valuation of equipment	$120,906

During the year ended December 31, 2014 and 2013 amortization expense of $58,802 and $7,056 was recorded on the R&D equipment respectively (see Note 3).

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

2015	$219,772
2016	$264,314
2017	$290,788
2018	$300,966
2019	$311,499
Aggregate over 5 years	$53,380
Total	$1,440,719

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 11 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to December 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	47,580,103	$0.26	1.64
Granted*	34,920,294	$0.28
Exercised	—	—
Cancelled	(540,000)	$0.20
Outstanding at December 31, 2014	81,960,397	$0.28	0.98
Exercisable at December 31, 2014	81,960,397	$0.28	0.98

*During the year ended December 31, 2014, the Company granted 30,728,629 warrants as part of a unit in connection with various equity raises, 2,525,000 warrants were issued for services and 1,666,667 in connection with convertible notes issuances.

Options – 5BARz International Inc.

At December 31, 2014, 5BARz International, Inc. has the following Options outstanding;

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding – December 31, 2013	4,000,000	0.10	8.38
Granted	8,250,000	0.17	5.37
Outstanding – December 31, 2014	12,250,000	0.15	6.42
Exercisable- December 31, 2014	12,250,000	0.15	6.42

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

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 11 – Options and Warrants (continued)

Options – 5BARz International Inc. (continued)

	May 17, 2013	January 13, 2014	May 14, 2014	July 14, 2014	August 1, 2014
Stock price	$0.097	$0.17	$0.16	$0.17	$0.17
Volatility	245%	225%	191%	167%	164%
Risk-free interest rate	0.04%	0.04%	0.04%	0.04%	0.04%
Dividend yield	0	0	0	0	0
Expected life	10 years	5 years	5 years	5 years	10 years

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

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
May 17, 2013	4,000,000	$387,872
January 13, 2014	4,150,000	$681,584
May 14, 2014	2,000,000	$308,746
July 14, 2014	100,000	$19,738
August 1, 2014	2,000,000	$395,956

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. The stock commitment was amortized over a one year vesting term. For the year ended December 31, 2014, $1,628,503 (2013 –$221,643) was amortized to expense.

Options – CelLynx Group, Inc.

At December 31, 2014, CelLynx Group Inc. has the following Options outstanding;

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding – December 31, 2013	65,000,000	0.0002	4.30
Cancelled	—
Granted	4,000,000	0.0003	4.63
Outstanding – December 31, 2014	69,000,000	0.0002	3.27
Exercisable- December 31, 2014	69,000,000	0.0002	3.27

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 11 – Options and Warrants (continued)

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to December 31, 2014:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2013	4,500,000	$0.96	0.12
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Outstanding at December 31, 2014	4,500,000	$0.96	0.12
Exercisable at December 31, 2014	4,500,000	$0.96	0.12

Note 12 - Related party transactions:

On July 8, 2014, the Company entered into a shares for debt settlement agreement with the Chairman of the Board of the Company. The parties agreed to settle $105,000 of past due consulting fees due to the Chairman of the Board for 700,000 common shares, and 700,000 warrants. Each warrant has a strike price of $0.20 and expires two years from the date of issuance, July 8, 2016.

On July 10, 2014, the Director of Cellynx Group, Inc. was issued 100,000,000 shares of the common stock of Cellynx Group, Inc., at a cost basis of $0.0004 per share, paid as compensation for his services with a total value of $40,000. The amount is included in stock based compensation for the year ended December 31, 2014.

On August 18, 2014, the Director of Cellynx Group, Inc. was granted 4,000,000 options of the common stock of Cellynx Group, Inc., Each option has a strike price of $0.0003 and expires five years from the date of issuance, August 18, 2019. These options were valued at $385, using the Black Scholes pricing model with a calculated volatility of 200%, and a nominal interest rate of 0.04%.

Note 13 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). During the year ended December 31, 2014, sales of those securities held in escrow aggregated 11,000 shares sold for proceeds of $33,000 CHF ($36,069 USD), compared to 30,000 shares sold in 2013 for proceeds of 90,000 CHF (US - $100,710) . At December 31, 2014 the Company holds a 94.2% controlling interest in 5BArz AG represented by 9,417,000 shares.

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

F-24`

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 13 – Investment in 5BARz AG – continued

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG, “BDC”) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities. Certain other Companies funded by BDC including 5BARz AG were also ordered to liquidate. On January 8, 2015, a communication was issued by the Swiss Authorities announcing the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. is seeking a similar termination of liquidation of their subsidiary 5BARz AG. Should the liquidation not be terminated, the agreement with 5BARz AG provides for the termination of the license agreement provided to 5BARz AG. The assets of 5BARz AG were written down to zero at December 31, 2014, representing a loss of $14,583.

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

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At December 31, 2014 the Company had a 60% equity ownership in CelLynx Group, Inc.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 15 – Asset Acquisition Agreement

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group,Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At December 31, 2014, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $ 2,865,032 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International, Inc. and CelLynx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz™ technology, in a ratio equal to the CelLynx proportionate interest in the underlying technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

Note 16 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts. As of December 31, 2014 the Company accrued $263,000 in its financial statements.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Note 16 – Litigation - continued

On September 11, 2014, a claim was filed in the District Court of Colorado against the Company claiming unpaid fees related to an investment conference held on October 5, 2012. Accredited Members, Inc. vs. 5BARz International, Inc. 14CV32449 (Arapahoe County). The claim in the amount of $9,000 alleges that 5BARz was to pay the conference fee of $4,500 by delivery of $9,000 in common shares of the Company at a price of $0.05 per share, or 180,000 shares. The Company had disputed the claim. On February 13, 2015 the action was dismissed in return for payment of 255,000 shares of 5BARz International, Inc. common stock.

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities, and at that time the liquidation of companies in the country that the investment banking firm had funded was also ordered. This included 5BAR AG., and accordingly that entity was placed into liquidation. On January 8, 2015, a communication was issued by FINMA, advising of the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. is seeking a similar termination of liquidation of their subsidiary Company.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 17 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	2014	2013
Product development costs	$556,470	$—
Consulting and wages	912,045	261,361
Legal and administrative	165,587	56,471
Acquired liabilities – CelLynx 2012	1,072,328	1,077,703
Other	159,846	54,632

Total	$2,866,276	$1,450,167

Note 18 – Subsequent events

Sales of Common Stock

During the period January 1, 2015 to Mach 20, 2015 the Company issued 5,622,500 units at a price of $0.05 per unit for aggregate proceeds of $281,125. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On January 13, 2015 the Company issued 331,986 shares at a price of $0.069 per share for the settlement of convertible notes payable with a total value of $23,000. The balance of principal and interest due under this convertible note, after this conversion was $73,587.

On February 2, 2015 the Company issued 75,000 shares at a price of $0.10 per share for services valued at $7,500 at a share price.

On February 2, 2015 the Company issued 180,000 shares at a price of $0.05 per share in settlement of accrued payables of $9,000.

On February 20, 2015 the Company issued 180,000 shares for services at a price of $0.05 per share an aggregate amount of $9,000.

5BARz International, Inc.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

Convertible Note Agreements

On March 3, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $350,000 of which $175,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $17,500. The loan may be repaid at any time during the first six months of the note term, at a prepayment premium on day 90 of 115%, increasing by 5% each month to month 6. After month three, if the note is not repaid, a one time interest charge of 10% will be assessed. After 6 months, the note is convertible into common stock of the issuer at a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001.

On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. The note matures on September 6, 2015. The loan maturity may be extended for an additional 6 months by payment on the original maturity date of unpaid interest, plus a 10% extension fee. The convertible note accrues interest at a rate of 15% semi annually and provides for the conversion of the principle and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings at strike prices ranging from $0.20 to $0.30 per share, are to be re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2016. The Company has the right to repay the loan by payment of the principle and accrued interest at the date of repayment.

Incorporation of Subsidiary Companies

On January  12, 2015, 5BARz International, Inc. incorporated another subsidiary Company, 5BARz International, SA DE CV in Mexico. The Company is a 99% owned subsidiary of 5BARz International, Inc. with the remaining 1% owned by Daniel Bland, the CEO of 5BARz International, Inc. The Company has obtained the necessary product approvals for the sale of the 5BARz Road Warrior product in Mexico, and has imported a limited inventory of product for resale in the Country.

On January 12, 2015, 5Barz India Private Limited was incorporated in India, a 99.9% subsidiary of 5BARz International, Inc. The Company has delivered prototype products to India in December 2014, and that product is experiencing very positive test results in the country. The Company has developed interest in the product from Tier 1 cellular network operators in the region, with testing programs in process.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in internal controls

None.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors as of December 31, 2014, are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Dr. Gil Amelio 5840 Lake Geneva Drive Reno, Nevada 89511	72	Chairman of the Board of Directors	November 21, 2013 to Present
Daniel Bland 5535 Peregrine Way Blaine, Washington 98230	56	President and CEO Director	November 12, 2010 to Present
Naresh Soni 9444 Waples Street, Suite 200 San Diego, Ca 92121	56	Chief Technology Officer	May 1, 2013 to Present
Marcelo Caputo 1111 Brickell Ave., 11th Floor Miami, Florida 33131	50	Director of Latin American Operations	August 1, 2014 to Present
Mark Geoghegan 7000 Island Blvd. WS212 Aventura, Florida 33160	57	Consultant Director of Finance	January 1, 2011 to Present

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Dr. Gilbert F. Amelio – Chairman

During his three decades of technology and business leadership, Dr. Amelio has achieved a number of business, scientific and technological successes, including orchestrating the transformation of several Fortune 500 companies. Dr. Amelio has served as the CEO and chairman of Apple Computer, the president, CEO and chairman of National Semiconductor, and the president of Rockwell Communication Systems, a unit of Rockwell International. The successful transformations of these companies resulted in substantial increases in investor value.

Dr. Gil Amelio – Biographical profile for the past 10 years is as follows;

Organization	Description	Date
5BARz International Inc.	Member of Advisory Board	March 12, 2012 to Present
5BARz International, Inc.	Chairman of the Board of Directors	November 21, 2013 to Present
AT&T, Inc.	Director	September 5, 1995 to Aug 27, 2013
Sienna Ventures	Senior Partner	April 2001 to December 31, 2011
Jazz Semiconductor, Inc. (Now part of Tower Semi	Chairman & CEO	March 2007 to September 2008
InterDigital, Inc.	Director	March 2011 to June 2015
Galectin Therapeutics Inc.	Director	February 2009 to Present
Tower Semiconductor Ltd.	Special Advisor to Board of Directors	September 2008 to Present
Alteon Capital Partners	Managing Director	February 2009 to Present
Prexient Micro Devices, Inc.	President & CEO	April 2003 to December 2012
Provision Interactive Technologies	Board of Advisors	December 20008 to Present

Mr. Daniel Bland – CEO, CFO and Director

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

Daniel Bland – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	CEO, CFO & Director	November 12, 2010, to Present
Dollardex Group, Corp	President & Director	January 2008 to Present

Mr. Naresh Soni – Chief Technology Officer

Mr. Soni is an accomplished technology leader with over 20 years experience building and managing global technology, marketing, products, systems, and infrastructure teams. Most recently, Mr. Soni served as InterDigital’s Chief Technology Officer, where he was responsible for InterDigital’s technology strategy and roadmap. Interdigital has a current market cap of $1.31 Billion.

Naresh Soni – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	Chief Technology Officer	May 1, 2013, to Present
InterDigital, Inc.	Chief Technology Officer	January 2009 to April 2013
InterDigital, Inc.	Chair of Technology Advisory Counsel	January 2009 to Present
Evo Nexus	Director	December 2014 to Present

Mr. Marcelo Caputo

Mr. Caputo was most recently the CEO of Telefónica USA, Inc., Telefónica Group’s U.S. subsidiary based in Miami. In addition to this role, Mr. Caputo was also responsible for the Americas’ arm of Telefónica Multinational Solutions which provides global telecom services to multinational corporations in the U.S. and Latin America.

Marcelo Caputo – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	Director - Latin American Operations	Aug. 1, 2014 to January 31, 2015
5BARz International Inc.	Advisory Board	February 1, 2015 to Present
Telefonica USA	CEO	January 2011 to December 2013
Telefonica Mexico SA de CV	Vice President – Business Customers	Sept. 2007 to December 2010
Spanish Chamber of Commerce Miami	Director	2013
Chamber of Commerce – Mexiso	Director	2010

Mr. Mark Geoghegan – Director of Corporate Finance

Mr. Geoghegan has operated as a financial professional for 30 years. A former Chartered Accountant with Price Waterhouse, Mr. Geoghegan, has developed a career of guiding developing companies from start-up stages to thriving enterprises. He was a hands-on manager with Uniglobe Travel International that developed 1,100 franchised outlets internationally within a few years, and was a very active part of a turnaround team at MacDonald Dettwiler & Associates, a high tech global communications and information company with a current market capitalization of $1.6 billion. He has substantial experience in structuring and listing companies on various stock exchanges throughout the world and substantive post listing management experience.

Mark Geoghegan – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	Director of Finance	February 1 2013 to Present
Vector Financial Group / Bay Management	Managing Director	February 1, 2001 to January 2013

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11. Executive Compensation

Compensation of Executive Officers

Compensation of Executive Officers: Summary and Director Compensation Tables

The following summary compensation table and director compensation table sets forth all compensation awarded to, earned by, or paid to the Directors and top two highest paid named executive officers during the fiscal years ended December 31, 2014 and 2013, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). All the options were valued using the Black Scholes pricing model.

EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards		All other Compensation	Totals
Daniel Bland	2013	$196,000		—	—		—		—	$196,000
CEO,CFO, Director	2014	$196,000		—	—		$42,000	(1)	—	$238,000
Naresh Soni – CTO	2013	$160,000		—	—		$57,488	(2)	—	$217,488
	2014	$160,000	(3)	—	$160,000	(4)	$424,427	(5)	—	$744,427
Marcelo Caputo Dir – Latam	2013	—		—	—		—		—	—
	2014	$100,000	(6)	—	—		$280,469	(7)	—	$380,469

1) Comprised of options to acquire 250,000 shares of common stock at a price of $0.17 per share, issued on January 13, 2014 and vesting immediately.

2) Comprised of options to acquire 1,000,000 shares of common stock at a price of $0.10 per share, issued on May 17, 2013 and vesting over 12 months. The options were valued at $96,961 at the date of grant.

3) In addition consulting fees of $80,000 was accrued and unpaid to a corporation controlled by Mr. Soni as at December 31, 2014.

4) Comprised of 2,000,000 shares (valued at $160,000) issued to Mr. Soni upon completion of 12 months of engagement with the Company.

5) Comprised of options to acquire 2,000,000 shares of common stock at a price of $0.17 per share, issued on January 13, 2014 and vesting over 12 months, in addition to the balance of 1,000,000 options issued May 17, 2013 at a strike price of $0.10 per share and vesting over a period of 12 months. The options which vested during the year were valued at $424,427.

6) In addition salary of $25,000 was accrued but unpaid to to Mr. Caputo as at December 31, 2014.

7) Comprised of options to acquire 2,000,000 shares of common stock at a price of $0.17 per share, issued on August 1, 2014. One million options vest immediately, and 1,000,000 options vest over one year ended August 1, 2015. The options vested during 2014 are valued at $280,469.

DIRECTOR COMPENSATION TABLE

Name and Principal Position*	Year	Salary		Bonus	Stock Awards	Option Awards			Totals
Gil Amelio -Chairman	2013	—	(9)	—	—	$57,488	(8)	—	$57,488
	2014	215,000	(9)	—	—	$100,090		—	$315,090

8) Comprised of options to acquire 3,000,000 shares of common stock at a price of $0.10 per share, issued on May 17, 2013 and vesting over 36 months. The options were valued at $290,883 as of May 17, 2013, the date of grant.

9) The consulting fees reflected does not include $160,000 accrued but unpaid to a corporation controlled by Dr. Amelio as at December 31, 2014, (2013 - $120,000).

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal years ended December 31, 2014 and 2013, by the Directors or executive officer named in the Summary Compensation Tables.

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

Employment Agreements

The Company does not have formal employment agreements in place with our named executive officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, the number and percentage of outstanding shares of 5BARz International Inc. common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common stock	Daniel Bland	41,428,834	18.9%
Options	5535 Peregrine Way	250,000
	Blaine, Washington
	98230

Common Stock Options	Gil Amelio 5840 Lake Geneva Drive Reno, Nevada 89511	3,000,000 2,700,000	2.6%

Common stock Warrants	Naresh Soni 9444 Waples Street, Suite 200 San Diego, California 92121	2,000,000 3,000,000	2.3%

Common stock Options	Marcelo Caputo 1111 Brickell Ave., 11th Floor Miami, Florida 33131	0 2,000,000	1%

Common stock Warrants	Global Equity Finance Ltd. Bahnhofstrasse 28a CH8001, Zurich Switzerland	7, 035,000 10,225,000	7.8%

Common Stock Options Convertible Debenture	Mark Geoghegan 7000 Island Blvd. Suite 212 Aventura, Florida 33160	3,915,000 150,000 1,375,000	2.5%

The percent of class is based on 219,774,013 shares of our common stock issued and outstanding as of March 20, 2014.

The Executive Officers as a group hold 27.3% of the common stock through direct and indirect holdings.

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

DESCRIPTION OF PARTIES FROM WHOM THE ASSETS WERE ACQUIRED

The Assets have been acquired by 5BARz International Inc. from Dollardex Group Corp.  Both Companies, 5BARz and Dollardex, have a Director and Officer in common, Mr. Daniel Bland.

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

Director Independence

Quotations for our common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  During the fiscal year ended December 31, 2014, Mr. Bland acted as a director and as our executive officer.  As such, he is not considered to be an independent director. Dr. Gil Amelio, the Chairman of the Board of Directors of the Company did not act as an executive officer of the Company and as such he is considered to be an independent Director.

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on form 10-Q for the years ended December 31, 2014 and December 31, 2013 were approximately $103,000 and $115,000 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2012 and December 31, 2011.

Tax Fees: Fees for tax services for the years ended December 31, 2014 and December 31, 2013 were $2,500 and $1,250 respectively.

All Other Fees: There were no other fees billed for professional services other than those described above were for the years ended December 31, 2014 and December 31, 2013.

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

Our audit committee and board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. All of the above services and fees were reviewed and approved by the entire board of directors before and after the respective services were rendered.

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

5BARz International Inc.

Dated: April 15, 2015	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer, CFO & Director

Dated: April 15, 2015	By: /s/ Gil Amelio
Gil Amelio
Chairman