Form 10-Q
period 2015-03-31
5BARz International, Inc.
filed 2015-05-20
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of May 6, 2015 was 230,095,679.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three months ended March 31, 2015

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2015 AND DECEMBER 31, 2014 (Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$116,481	$25,103
Inventories	165,090	165,091
Prepaid expenses and deposits	78,404	73,711
TOTAL CURRENT ASSETS	359,975	263,905

FIXED ASSETS:
Furniture and equipment, net	248,764	262,355
OTHER ASSETS:
Intangible assets, net	3,115,968	3,236,033
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,256,214	4,376,279
TOTAL ASSETS	$4,864,953	$4,902,539

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,685,662	$2,866,276
Derivative liabilities	555,055	547,940
Capital lease obligation ( current portion )	85,000	70,000
Notes payable, net of debt discount	392,912	280,486
TOTAL CURRENT LIABILITIES	4,718,629	3,764,702
Capital lease obligation (non- current portion )	37,102	50,906
TOTAL LIABILITIES	4,755,731	3,815,608

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized; 220,120,679 and 213,384,526 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	220,121	213,383
Capital in excess of par value	15,924,587	15,135,856
Accumulated deficit	(16,625,510)	(14,862,230)
Accumulated other comprehensive income	31,757	31,633
Non-controlling interest	558,267	568,289
TOTAL STOCKHOLDERS' EQUITY	109,222	1,086,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,864,953	$4,902,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)

	3 Months Ended
	March 31,	March 31,
Income Statement	2015	2014

Sales	$—	$—
Cost of Sales	—	—
Gross profit	—	—

Operating expenses:
Amortization and depreciation	146,668	19,895
Bank charges and interest	28,790	14,440
Sales and marketing expenses	221,233	201,701
Research and development	702,873	1,022,122
General and administrative expenses	702,707	1,172,209
Total operating expenses	1,802,271	2,430,367

(Loss) from operations	(1,802,271)	(2,430,367)

Other income (expense):
Change in fair value of derivative liability	185,385	2,616
Interest expense – debt discount	(154,607)	—
Total other (expense) income	30,778	2,616
Net loss	(1,771,493)	(2,427,751)

Net loss - non-controlling interest	8,211	6,892
Net loss - controlling interest	(1,763,282)	(2,420,859)

Basic and diluted loss per common share	(0.01)	(0.02)
Weighted average number of shares outstanding	207,398,864	160,178,422

Other comprehensive income
Foreign currency translation gain	124	3,087
Other comprehensive income	124	3,087
Comprehensive loss	$(1,763,158)	$(2,417,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (Unaudited)
	3 Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,771,493)	$(2,427,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	146,668	19,895
Stock based compensation	56,640	386,696
Change in fair value of derivative liability	(185,385)	(2,616)
Common shares issued for services	36,500	387,500
Interest expense – debt discount	154,607	—
Changes in operating assets and liabilities:
Change in inventory	—	(5,755)
Change in note receivable	—	65,000
Change in accounts payable and accrued expenses	810,280	95,464
Change in prepaid expenses and deposits	(4,693)	(8,738)
Change in unpaid interest and penalties on notes payable	35,017	7,552
Net cash used in operating activities	(721,859)	(1,482,753)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(2,847)	(14,961)
Purchase of furniture and equipment assets	(10,165)	(15,956)
Net cash used in investing activities	(13,012)	(30,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	575,000	—
Proceeds used to settle notes payable	—	(105,939)
Proceeds from issuance of common stock	251,125	1,544,900
Proceeds from issuance of common stock by subsidiary - 5BARz AG	—	9,189
Principal payments of capital leases	—	(13,440)
Net cash provided by financing activities	826,125	1,434,710
Effect of foreign currency exchange	124	3,087
NET INCREASE IN (DECREASE) CASH	91,378	(75,873)
CASH, BEGINNING OF PERIOD	25,103	450,215
CASH, END OF PERIOD	$116,481	$374,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014
(Unaudited)	3 Months Ended
	March 31,	March 31,
Supplementary disclosure of Cash Flow Information	2015	2014
Cash paid for interest	$1,753	$5,327
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable - CelLynx Group,Inc. & 5BARz	$42,200	$20,300
Settlement of accounts payable with common stock	$9,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Going Concern

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for certain intellectual property underlying the 5BARz® products, and marketing rights. The 5BARz® products are highly engineered wireless units referred to as “cellular network infrastructure devices”. The 5BARz® device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. Pursuant to the agreements referred to above, the Company was engaged as the exclusive agent for the global sales and marketing of the 5BARz® products. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. and a 60% interest in the intellectual property underlying the 5BARz® products. From that acquisition date, 5BARz International Inc. continued the development and improvement of the 5BARz technology.

On November 6, 2011, the Company incorporated a subsidiary Company in Zurich, Switzerland called 5BARz AG which is a 94.2% held subsidiary at March 31, 2015. This entity has been granted the license for the marketing and distribution rights for 5BARz products in Germany, Austria and Switzerland.

On January 12, 2015, the Company incorporated a 99% owned subsidiary in Mexico called 5BARz International SA de CV. The Company is in the process of selling 5BARz Road Warrior units in Mexico.

On January 12, 2015, the Company incorporated a 99.9% owned subsidiary in Bangalore, India., called 5BARz India Private Limited. The Company has delivered prototype units into India which are in testing with Tier 1 cellular network operators in the region.

These financial statements reflect the financial position for the Company and its subsidiary companies CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc., 5BARz AG, 5BARz International SA de CV, and 5BARz India Private Limited as at March 31, 2015. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statements.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recognized no revenue to date. The Company incurred losses of $1,771,493 and $2,427,751 during the three months ended March 31, 2015 and 2014 respectively. Cash used in operating activities was $721,861 and $1,482,753 for the three months ended March 31, 2015 and 2014 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Going Concern (continued)

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements – since inception of the 5BARz business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from financing activities for the three months ended March 31, 2015 was $ 826,125 which brings the aggregate cash from financing activities to date to $11,754,086. The Company has established a sustainable ability to raise capital to continue operations at variable rates.
•	Delivery of Beta Products – In August 2014, the Company delivered its first products for testing to a collaborative partner which was an international cellular network operator. Since that time the Company has expanded it’s base of operations from the USA and Latin America into India, and has expanded the number of collaborative partners it is working with. In addition, the quality of products delivered have been vastly improved from the initial prototypes, as well as having expanded upon the functionality of those products.
•	Ability to Engage High Quality Management, Technical and Advisory Personnel - Over the past several years the Company has established an advisory board and management team which have proven track records in substantive global businesses, which both supports the quality of the innovative products being developed as well as the Company’s ability to integrate those products into the global marketplace.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 15, 2015 for the fiscal year ended December 31, 2014.

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its subsidiary companies CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz AG (94.2%), 5BARz International SA de CV (99%), and 5BARz India Private Limited (99.9%). Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary, for the period indicated in the respective statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2014, the Financial Accounting Standards Board issued new guidance that removed all incremental financial reporting requirements from generally accepted accounting principles in the United States for development stage entities. The Company early adopted this new guidance effective June 30, 2014, as a result of which all inception-to-date financial information and disclosures have been removed from this report.

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

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

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

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of March 31, 2015 the Company’s inventory included 988 units of Road Warrior cellular network extenders.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Goodwill and other intangible assets - continued

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2014, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value.

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

There were no long-lived assets impairment charges recorded during the three months ended March 31, 2015 and 2014.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the temporal method. The functional currency of the Company’s subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Under this method, monetary assets and liabilities are translated at the year-end exchange rates. Non-monetary assets have been translated at the historical rate of exchange prevailing at the date of the transaction. Expenses have been translated at the exchange rate at the time of the transaction. Realized and unrealized foreign exchange gains and losses are included in operations.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Fair value of financial instruments - continued

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2015	$555,055	$—	$—	$555,055
December 31, 2014	$547,940	$—	$—	$547,940

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2015	December 31, 2014
Beginning balance	$547,940	$60,018
Aggregate fair value of conversion feature upon issuance	192,500	263,490
Change in fair value of derivative liabilities	(185,385)	224,432
Ending balance	$555,055	$547,940

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	March 31, 2015	December 31, 2014
Stock price	$0.10	$0.11
Volatility	80.06 - 111%	83%
Risk-free interest rate	0.41 - 0.46%	0.46%
Dividend yield	0.0%	0%
Expected life	0.93 - 1.38 years	1.6 years

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

Fair value of financial instruments - continued

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

As of March 31, 2015 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

Stock Based Compensation (continued)

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

The Company incurred stock based compensation charges during the three month period ended March 31, 2014 and 2013 as follows;

	3 months ended
	March 31
	2015	2014
General and administrative	$24,250	$193,121
Research and development	11,880	159,975
Sales and marketing	20,510	33,600
Total	$56,640	$386,696

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at March 31, 2015 and December 31, 2014 respectively of 111,591,664 and 102,517,763 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

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

The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has adopted this ASU effective as of December 31, 2014 and its adoption resulted in the additional disclosures in Note 1, reflecting management’s assessment of the mitigating effect of management’s plans on the Company’s ability to continue as a going concern.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Office furniture and equipment	$137,503	$137,148
Research and development equipment (i)	169,350	169,350
Leasehold improvements	56,128	46,318
	362,981	352,816
Accumulated amortization & depreciation	(114,217)	(90,461)
Furniture & equipment net	$248,764	$262,355

During the three months ended March 31, 2015 and 2014 the Company incurred amortization and depreciation expense of $23,756 and $19,895 respectively.

(i)	The research and development equipment is subject to the terms of a capital lease agreement. (See Note 8).

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	March 31, 2015	December 31, 2014
Technology	$3,070,674	$3,067,827
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,442,286	3,439,439
Accumulated amortization	(326,318)	(203,406)
Technology and other intangibles, net	$3,115,968	$3,236,033

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three months ended March 31, 2015 and 2014, $122,912 and $0 was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $2,068,394.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 and March 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Goodwill – beginning of quarter	$1,140,246	$1,140,246
Goodwill – end of quarter	$1,140,246	$1,140,246

Note 6 – Sales of common stock

During the three months ended March 31, 2015, the Company has issued shares of common stock as follows:

During the period January 1, 2015 to March 31, 2015 the Company issued 5,022,500 units at a price of $0.05 per unit for aggregate proceeds of $251,125. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On January 13, 2015 the Company issued 331,986 shares at a price of $0.069 per share for the settlement of convertible notes payable with a total value of $23,000. The balance of principal and interest due under this convertible note, after this conversion was $74,829.

On February 2, 2015 the Company issued 75,000 shares at a price of $0.10 per share for services valued at $7,500 at a share price.

On February 2, 2015 the Company issued 180,000 shares at a price of $0.05 per share in settlement of accrued payables of $9,000.

On February 9, 2015 the Company issued 400,000 shares at a price of $0.05 per share in settlement of services valued at $20,000.

On February 20, 2015 the Company issued 180,000 shares for services at a price of $0.05 per share an aggregate amount of $9,000.

On March 20, 2015 the Company issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principle and interest due under the terms of a convertible promissory note. The balance of principle and interest due under that note after the conversion was $167,467.

On March 31, 2015 the Company issued 146,667 shares and warrants to acquire a further 146,667 shares at a price of $0.30 for a period of two years. The units were issued in settlement of a share issuance –pricing adjustment. The original shares were issued pursuant to a private placement at $0.15 per unit on October 9, 2014.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance March 31, 2015	Balance December 31, 2014
December 17, 2012	80,000	(a)	14,624	94,624	93,045
January 8, 2013	74,829	(b)	—	74,829	96,313
August 21, 2014	130,800	(c)	36,667	167,467	184,667
October 6, 2014	250,000	(d)	1,240	251,240	250,623
March 3, 2015	175,000	(e)	17,648	192,648	—
March 6, 2015	400,000	(f)	8,197	408,197	—
Notes payable – 5BARz International Inc.	$1,110,629		$78,376	$1,189,005	$624,648

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance March 31, 2015	Balance December 31, 2014
May 24, 2012	15,900	(g)	23,263	39,163	37,148
September 12, 2012	12,500	(h)	15,623	28,123	26,676
CelLynx Group, Inc.	$28,400		$38,886	$67,286	$63,824
Sub-Total	$1,139,029		$117,262	$1,256,291	$688,472
Debt Discount	—		—	863,379	407,986
Total, net of debt discount	$1,139,029		$117,262	$392,912	$280,486

a)

In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period from issuance of the convertible debenture to March 31, 2015, interest of $14,624 was accrued on the convertible debenture, resulting in a total principal and interest due at March 31, 2015 of $94,624. A derivative liability of $23,657 is recorded on this note payable at March 31, 2015.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

b)     On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During period from January 8, 2013 to March 31, 2015, interest of $22,101 was accrued on the convertible debenture and $94,700 was settled by way of conversion into common stock.  At March 31, 2015 principal due on the note was $74,829. In addition the Company reflected a derivative liability at March 31, 2015 of $21,171 in connection with this note.

c)      On August 21, 2014 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $500,000 of which $150,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $16,667. The interest rate on the note is 0% for the first 90 days. The loan may be repaid at any time during the first three months of the note term. Thereafter, if the note is not repaid, a one time interest charge of 12% was assessed. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00005. On March 20, 2015 the holder converted $19,200 of principle and interest on the note for 400,000 shares. In connection with the convertible debt, the Company recorded $241,995 of derivative liability as of March 31, 2015. The principle and interest due under the note at March 31, 2015 was $192,648, net of an unamortized debt discount of $111,486, resulting in a carrying value of $81,162 at March 31, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on August 18, 2016. Subsequent to March 31, 2015 the holder converted a further $19,035 for 450,000 shares on April 27, 2015 and on April 24, 2015 the Company entered into an agreement for the settlement of the note for proceeds of $252,334, payable by May 6, 2015. (See subsequent events Note 16).

d)     On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest is calculated to be $251,240 at March 31, 2015, net of an unamortized debt discount of $195,397, resulting in a carrying value of $55,843. The unamortized debt discount of $195,397 will be charged to interest expense over the remaining term of the Note which matures December 31, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

e)      On March 3, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $350,000 of which $175,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $17,500. The loan may be repaid at any time during the first six months of the note term, at a prepayment premium on day 90 of 115%, increasing by 5% each month to month 6. After month three, if the note is not repaid, a one time interest charge of 10% will be assessed. After 6 months, the note is convertible into common stock of the issuer at a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. The convertible promissory note and accrued interest is calculated to be $192,648 at March 31, 2015, net of an unamortized debt discount of $177,733, resulting in a carrying value of $14,915. The unamortized debt discount of $195,397 will be charged to interest expense over the remaining term of the Note which matures March 3, 2016. In connection with this convertible debt the Company recorded a derivative liability in the amount of $268,272 at March 31, 2015.

f)      On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. The note matures on September 6, 2015. The loan maturity may be extended for an additional 6 months by payment on the original maturity date of unpaid interest, plus a 10% extension fee. The convertible note accrues interest at a rate of 15% semi annually and provides for the conversion of the principle and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings at strike prices ranging from $0.20 to $0.30 per share, are to be re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2016. The Company has the right to repay the loan by payment of the principle and accrued interest at the date of repayment. At March 31, 2015 unpaid principle and interest on the note aggregate $408,197. This is reflected net of an unamortized debt discount of $346,675, resulting in a carrying value of $61,522. The unamortized debt discount of $346,675 will be charged to interest expense over the remaining term of the Note which matures September 6, 2015.

g)      On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of March 31, 2015 the note is past due. The value of the derivative liability associated with this note at March 31, 2015 and 2014 was immaterial. The note principle and accrued interest outstanding at March 31, 2015 was $39,163.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

h)	On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of March 31, 2015 the note is past due. The value of the derivative liability associated with this note at March 31, 2015 and 2014 was immaterial The note was carried at $28,123 comprised of principle and interest due at March 31, 2015.

Note 8 – Commitments and Contingencies

Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing future minimum lease payments as follows;

2015	$85,000
2016	40,000
Total	125,000
Interest (12%)	(2,898)
Capital lease obligation	$122,102

During the three ended March 31, 2015 amortization expense of $14,113 (2014 – $14,113) was recorded on the R&D equipment.

Operating Lease Obligation

On August 22, 2014 (the commencement date) the Company amended the terms of its leased facilities in San Diego, California. Pursuant to the terms of that amending agreement the Company extended the terms of its base lease for a further 66 months and in addition leased an expansion premises at the same location, also for 66 months.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Operating Lease Obligation (continued)

This lease, as amended represents aggregate minimum lease payments over the next five years and in aggregate as follows;

2015	$192,196
2016	264,314
2017	290,788
2018	300,966
2019	311,499
Aggregate over 5 years	53,380
Total	$1,413,143

Note 9 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	12,250,000	$0.15	6.42
Granted	500,000	0.10	4.83
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2015	12,750,000	$0.12	5.93
Exercisable at March 31, 2015	10,867,580	$0.12	5.93

On May 17, 2013 the Company established the 2013 stock incentive plan for the Company. On that date 4,000,000 stock options were issued to officers of the Company to acquire common stock at a price of $0.10 per share. On January 13, 2014 the Company issued 4,150,000 options at a strike price of $0.17 per share, on May 14, 2014 the Company issued 2,000,000 options at a strike price of $0.17 per share, on July 14, 2014, the Company issued 100,000 options at a strike price of $0.17 per share, in addition on August 1, 2014, the Company issued 2,000,000 options at a strike price of $0.17 per share, on January 27, 2015 the Company issued 500,000 stock options at a strike price of $0.10 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Options – 5BARz International Inc.

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

	May 17, 2013	January 13, 2014	May 14, 2014	July 14, 2014	August 1, 2014	January 27, 2015
Stock price	0.097	$0.17	0.16	0.17	0.17	0.10
Volatility	245%	225%	191%	167%	164%	202.75%
Risk-free interest rate	0.04%	0.04%	0.04%	0.04%	0.04%	1.36%
Dividend yield	0	0	0	0	0	0
Expected life	10 years	5 years	5 years	5 years	5 years	5 years

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
May 17, 2013	4,000,000	$387,872
January 13, 2014	4,150,000	$681,584
May 14, 2014	2,000,000	$308,746
July 14, 2014	100,000	$19,738
August 1, 2014	2,000,000	$371,666
January 27, 2015	500,000	$48,869

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the three months ended March 31, 2015, $56,640 (2014 –$386,696) was amortized to expense.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	81,960,397	$0.28	.98
Granted *	17,610,834	0.11
Exercised	—	—
Cancelled/ expired	(16,481,667)	—
Outstanding at March 31, 2015	83,089,564	$0.24	.97
Exercisable at March 31, 2015	83,089,564	$0.24	.97

* During the three months ended March 31, 2015, the Company granted 5,169,167 warrants as part of a unit in connection with various equity raises. In addition, the Company cancelled and re-issued 12,441,667 warrants changing the strike price to $0.05 per warrant from $0.20 and $0.30 and extending the term to 2 years, in conjunction with an additional $400,000 loan from the holders.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of March 31, 2015, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2014	69,000,000	$0.0002	3.27
Granted	—	—	—
Expired	—	—	—
Outstanding at March 31, 2015	69,000,000	$0.0002	3.0
Exercisable at March 31, 2015	69,000,000	$0.0002	3.0

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Warrants – CelLynx Group, Inc.

The following table summarizes the warrant activity to March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	4,500,000	$.96	.12
Granted
Exercised	—	—
Expired	4,500,000	.96	—
Outstanding at March 31, 2015	—	$—	—
Exercisable at March 31, 2015	—	$—	—

Note 10 - Related party transactions

On January 12, 2015, the Company incorporated a 99% owned subsidiary in Mexico called 5BARz International SA de CV. The Company is in the process of selling 5BARz Road Warriors in Mexico. Upon incorporation of that subsidiary, the Company issued 1common share representing a 1% interest in that subsidiary to the CEO and Director of the Company for proceeds of $1,000 Mexican Pesos ($66 USD).

On January 12, 2015, the Company incorporated a 99.9% owned subsidiary in Bangalore, India., called 5BARz India Private Limited. The Company has delivered prototype units into India which are in testing with Tier 1 cellular network operators in the region. At the date of incorporation the Company issued 1 equity shares representing a 0.1% interest in that Company, to the CEO and Director of 5BARz India Private Limited for 10 Indian Rupees ($0.16 USD).

Note 11 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale, by an independent escrow agent under the control of the Company. 5BARz AG issued the shares with a stated or par value of CHF 0.01 per share for proceeds of CHF 100,000 (US - $108,752). The net proceeds received on re-sale above the stated or par value of the shares, is paid into 5BARz AG as additional paid in capital. At March 31, 2015 the Company holds a 94.2% controlling interest in 5BARz AG represented by 9,417,000 shares.

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

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Investment in 5BARz AG (continued)

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG, “BDC”) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities. Certain other Companies funded by BDC including 5BARz AG were also ordered to liquidate. On January 8, 2015, a communication was issued by the Swiss Authorities announcing the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. is seeking a similar termination of liquidation of their subsidiary 5BARz AG. Should the liquidation not be terminated, the agreement with 5BARz AG provides for the termination of the license agreement provided to 5BARz AG. The assets of 5BARz AG are carried at zero at March 31, 2015, reflecting a write down of the assets in December 2014 of $14,583.

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

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At March 31, 2015 the Company had a 60% equity ownership in CelLynx Group, Inc.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Asset Acquisition Agreement

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group,Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At March 31, 2015, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $2,940,438 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International, Inc. and CelLynx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz™ technology, in a ratio equal to the CelLynx proportionate interest in the underlying technology. Subsequent to the acquisition by 5BARz of a 60% interest in the intellectual property from Cellynx, that Royalty was reduced to an effective Royalty amount of 20% of net earnings from products or license arrangements related to the 5BARz technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2015	December 31, 2014
Product development costs	$815,869	$556,470
Consulting and wages	1,452,657	912,045
Legal and administrative	234,956	165,587
Acquired liabilities – Cellynx - 2012	1,076,328	1,072,328
Other	105,852	159,846
Total	$3,685,662	$2,866,276

Note 15 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of March 31, 2015, the Company accrued $263,000 in its financial statements.

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities, and at that time the liquidation of companies in the country that the investment banking firm had funded was also ordered. This included 5BAR AG., and accordingly that entity was placed into liquidation. On January 8, 2015, a communication was issued by FINMA, advising of the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. is seeking a similar termination of liquidation of their subsidiary Company. Should the liquidation not be terminated, the agreement with 5BARz AG provides for the termination of the license agreement provided to 5BARz AG. The assets of 5BARz AG are carried at zero at March 31, 2015, reflecting a write down of the assets in December 2014 of $14,583. 5BARz AG had not yet commenced planned principle operations.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 16 – Subsequent events

Sales of Common Stock

During the period January 1, 2015 to May 6, 2015 the Company issued 9,225,000 units at a price of $0.05 per unit for aggregate proceeds of $461,250. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent events (continued)

Sales of Common Stock (continued)

On April 15, 2015 the Company issued 300,000 units at a price of $0.05 per unit for services valued at $15,000 Each unit is comprised of one share and one share purchase warrant, entitling the holder to acquire another share at a strike price of $0.30 per unit. The warrants have a term of two years.

On April 27, 2015 the Company issued 450,000 shares at a price of $0.042 per share upon conversion of $19,035 of principle and interest due under the terms of a convertible promissory note. The balance of principle and interest due under that note after the conversion was $148,432. On April 24, 2015 the Company entered into an agreement to settle the balance of that convertible note payable for proceeds of $252,334. On May 6, 2014 the Company paid $240,000 to settle the note and has a balance of $12,334 payable.

Issuance of Convertible Promissory Note

On May 6, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The loan may be repaid at any time during the first 150 days of the note term, at a prepayment premium from 115% to 130%. Two interest amounts of 6% are provided for in the note, one at the issue date and the second on the 61st day after the issue date. The note is convertible into common stock of the issuer at any time after the issue date at a conversion rate which is the lesser of a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, or $0.09, with a conversion floor price at no lower than $0.001.

Litigation

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego) The claims allege unjust enrichment of $20,000 as well as $50,000 for negligent interference with prospective economic relations. As of March 31, 2015, included in the Company's accounts payable balance was $171,159 payable to Assured Wireless. The Company has not accrued for an penalties that may arise due to an unfavorable outcome in connection with this complaint. It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operations

Business

5BARz International Inc. (“5BARz” or the “Company”) is a leading wireless Company which has designed and patented a line of cellular network infrastructure devices for use in the office, home and mobile market places. The Companies products incorporate multiple patented technologies to create a highly engineered, single-piece, plug ‘n play device that strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. The 5BARz® solution represents a critical solution for cellular network carriers in providing a clear, reliable, high quality signal for their subscribers with a growing need for high quality connectivity, especially as relates to the use of data on mobile devices. The Company’s products are engineered to incorporate a great number of features more fully addressed herein.

The Company is in the process of developing the global commercialization of the cellular network extenders through cellular network operators, with each sector of integration to be managed in geographic areas. The initial business focus is currently in India, with formative steps taken in Latin America, the U.S., Africa and Western European market sectors.

We were incorporated in Nevada on November 17, 2008 and the Company has offices in the States of California and Florida as well as subsidiary operations in Mexico and India. The address of the Company’s Innovation Center in San Diego is 9444 Waples Street, Suite 140, San Diego, California, 92121, and our centralized telephone number is 877-723-7255. Our web site is www.5BARz.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with the Securities and Exchange Commission (SEC): our Annual Report on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 (a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our web site is not necessarily incorporated into this report.

During the recent quarter, the Company has incorporated subsidiary operations in India and Maexico City. The Company has delivered several prototype products to cellular network operator in India. Cellular networks throughout the world are comprised of variable configurations, using 2G, 3G and 4G LTE technologies, operating on variable bands and frequencies. One of the products that has been developed and delivered with very positive feedback is designed in a configuration that is functional to provide services to 91 Countries globally, with an aggregate subscriber base of 2.98 billion subscribers comprising some of the most significant wireless markets in the world. The Company is now poised for market penetration with this product in 2015 and is expanding it’s marketing strategy to address this expansive market. The Company has several other configurations of product in process.

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

The Company’s recently introduced, highly evolved innovative, carrier grade device, incorporates technologies and a combination of functionality which represents the most advanced product developed in this market, to date. This next generation cellular network extender, branded as 5BARz® incorporates patented technology to create a highly engineered, single-piece, plug ‘n play unit that strengthens weak cellular signals to deliver higher quality signal for voice, data and video reception on cell phones, and other cellular equipped devices.

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

January 2015 – 5BARz establishes Subsidiary Company in India, and commences field trials on custom designed prototype products. The Company also commences collaboration arrangements with Tier 1 cellular operators.

March 2015 - 5BARz India hires a Top Telecom Executive and engineer Mr. Samartha Raghava Nagabhushanam to serve as Managing Director and CEO of 5BARz India Private Limited.

March 2015 - 5BARz India signs an investment banking engagement agreement with Axis Capital Ltd. of Mumbai, India, with the intention of raising $20 million USD to fund operations.

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

Why Poor Signals Exist

A variety of factors may cause dropped calls and dead zones, including congestion, radio signal interference, tower hand-off, and lack of coverage. Despite continued infrastructure investment by operators, and antenna technology improvements by base station providers and mobile phone makers, these problems will continue for the foreseeable future. This is because many of the contributing factors can't be controlled by the operators and manufacturers. To understand how innovative 5BARz® products are in improving phone signals, it's first important to understand the causes of poor signal quality.

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

A New Class of Solution

5BARz has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don't solve all parts of the problem, or aren't optimal due to cost or other drawbacks. Using expertise starting with a team of engineers who designed sophisticated base station amplifiers for operators, 5BARz has developed a new class of carrier-grade technology. That engineering team grew to a multi-national teams of engineers working on project specific challenges integrated into the 5BARz® products. The result is a highly engineered hybrid of repeaters and boosters, intended for use in automotive applications, home, and office. 5BARz has tested these products in the lab, in the real world, and with operators. These products advance the state of the art to provide the following advantages:

Low Power Use

5BARz® products only amplify when required. The automotive products use less than 1/2 watt, while the home product uses less than 1 watt. This not only saves energy, but also minimizes interference with other wireless devices and the network itself. In fact, new rules being proposed by the U.S. Federal Communications Commission are expected to mandate low power standards such as 5BARz now provides.

Simple Setup

5BARz® products don't require a technician to run wires, carefully determine proper location, or optimize orientation. No use of home Internet connection is required, and there are no switches or settings. The unit has a simple plug and play installation requirement.

Balanced Amplification

This feature, plays a key role in ensuring that the product does not interfere with the macro network, and is a feature covered by the Company’s patented technology. Receive and sent signals need automatic balance management in order for both directions of a communication channel to be improved. 5BARz® products are not only smart about adapting amplification levels, but also about balancing amplification for incoming signals from the base station, and return signals from the mobile phone. This attribute is critical in that it ensures that the operation of the unit automatically avoids interference with the Macro Network. This automated process is a part of the 5BARz® patented technology.

Signal Stability

5BARz has done extensive design, testing, and re-design to avoid a number of problems experienced by the antenna design of alternatives. For example, booster products can experience oscillations when people, animals, or vehicles move nearby. These oscillations can weaken the booster effect or cause interference with other wireless devices. Many booster products achieve size similar to 5BARz®' products by putting antennas close together in the same product package, but don't optimize radio wave interactions between those antennas. This weakens the boosters' effectiveness, and is one reason why other manufacturers compensate by using too much wattage, in turn wasting power and increasing the probability of interfering with other radio frequency devices and the network.

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

Additional features

•	May be factory tuned for specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
• • •	No latency NOC capable – Network operator may control the unit when required SON – Self Organizing Network capable – improving performance automatically.

Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
Dual Loop Active and Passive Repeater Antenna Isolation Improvement	12/425615 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	61/943319
High Gain Wireless Repeaters	61/943145
Self Organizing Network Extenders	61/943797

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improves wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home

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

Products and Markets

To date the Company has introduced two products to market incorporating the 5BARz® patented technology as follows;

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

Service Antenna: Cigarette lighter/power cord antenna

Frequency Bands: Full-band US Cellular and full-band US PCS

System gain Cell/PCS: 40/45 dB, self-optimizing

System noise figure: 5 dB nominal at maximum gain

Power Supply: 12 VDC

Power dissipation: 6 Watts

Dimensions: 5.0″ x 4.75″ x 1.35″

Weight: 1 lb (0.45kg)

Markets and marketing strategy

The Company’s primary entry point to markets is through collaborative arrangements with Cellular Network operators. That market is comprised of nearly 7 billion cellular subscribers globally separated by geographic region as follows ;

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

Internet usage is expanding since 2010, with broadband internet subscriptions generally growing by higher rates than mobile subscriptions

Initial 3G market expansion is likely to be greater in the region's wealthier markets, such as Argentina, Chile and Mexico, and these have been specifically targeted by our Company. Latam subscribers are;

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

 The DACH MARKET – 5BARz AG

The DACH/D-Deutschland or Germany, A-Austria and CH-Switzerland group of countries in the European Union represents one of the most technologically advanced and progressive sectors of that economic group representing a German speaking majority population base of 90.3 million people, comprised of Germany with 78.3 million, Austria, 7.4 million, and Switzerland, 4.6 million. The Company established a 94.3% owned subsidiary, 5BARz AG to operate the sales, marketing and distribution of the Company’s products I this region of the world, pursuant to an exclusive license agreement.

The product which 5BARz introduced recently into India, has a technical configuration design which meets the operating requirements for the majority of the 130 million subscribers in this region. The Company has developed the strategic relationships and infrastructure so that it is poised to enter this marketplace as well.

Results of Operations

Three month period ended March 31, 2015 compared to three month period ended March 31, 2014.

	3 Months ended March 31, 2015	3 Months ended March 31, 2014	Difference
Amortization and depreciation	$146,668	19,895	126,773
Bank charges & interest	28,790	14,440	14,350
Sales and marketing expenses	221,233	201,701	19,532
Research & development	702,873	1,022,122	(319,249)
General and administrative	702,707	1,172,209	(469,502)
Total Operating Expenses	1,802,271	2,430,367	(628,096)
Other income (expenses)	30,778	2,616	28,162
Net Income (Loss)	$(1,771,493)	(2,427,751)	656,258

The three months ended March 31, 2015 reflects a net loss of $1,771,493 representing a decrease in the loss of $656,258 compared to the corresponding three month period loss of $2,427,751 for the period ended March 31, 2014.

The general and administrative costs decreased from 2014 to 2015 by $469,502. The largest components of this decrease was a reduction of investor relations costs from $359,769 in 2014 to $51,055 in 2015, a reduction of $308,714. In addition, in the quarter ended March 31, 2014 the Company had issued options to employees which resulted in stock based compensation of $193,121 in the general and administrative expenses.

In addition research and development expenses in 2014 were greater than 2015 by $319,249. This increase is accounted for by stock based compensation of $159,975 incurred in 2014 which was not incurred in 2015 and in addition, during the quarter ended 2015 the Company focused it’s sales and marketing efforts into India and reduced costs incurred in Latin America and Africa for the time being.

The operating expense decrease is the result of a combination of the vesting of stock options issued in the 2014 quarter and a reduction of investor relations costs incurred in the 2014 quarter. Most of the stock options that were awarded in May 2013 and January 2014 were vested at March 31, 2015, $386,696 was recorded for stock based compensation during the three months ended March 31, 2014, comparing to $56,640 for the same period in 2015. There was also a significant reduction in investor relation expense from $395,769 during the three months ended March 31, 2014 to $51,055 for the same period in 2015.

The Company’s net loss during the three month period ended March 31, 2015 was $1,771,493 or $0.01 per share compared to a loss of $2,427,751 or $0.02 per share during the three months ended March 31, 2014. The weighted average number of shares outstanding was 207,398,864 for the three month period ended March 31, 2015

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The company will require additional capital to meet its’ long term operating requirements. The Company expects to continue to raise additional capital through a multi faceted strategy to include the further sale of equity securities, sales of equity securities by subsidiary Companies, debt and factoring facilities as the Company’s sales progress.

Liquidity and Capital Resources

As at March 31, 2015

As at March 31, 2015, the reporting issuer’s current assets were $359,975 and current liabilities were $4,718,629, which results in a working capital deficit of $4,358,654. The Company’s working capital deficit at December 31, 2014 was $3,500,797. This represents an increase in the Company’s working capital deficit of $857,857 or a 24% increase in the current quarter. The increase is comprised of two components. First, the Company has made a significant push during the quarter in optimizing the performance of prototypes, delivered to Cellular Network operators in India. This resulted in an increase in short term unpaid product development expenses and consulting fees of $800,011 over the prior period. In addition, the Company secured increased debt financing during the quarter, increasing the current liabilities by $153,916.

As at March 31, 2015, the Company’s total assets were $4,864,953 comprised of intellectual property in the amount of $3,115,968 and goodwill in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity.

 As at March 31, 2015, the Company’s total liabilities were $4,755,731, comprised of current liabilities of $4,718,629 as described above, and long term capital lease obligations for product development equipment of $37,102. The increase in liabilities as at March 31, 2015 from year ended December 31, 2014 is related to current liabilities increase discussed above.

Stockholders’ equity decreased from an equity at December 31, 2014 of $1,086,931 to an equity balance of $109,222 at March 15, 2015. This decrease of $977,709 is attributable in the most part to equity transactions during the three months ended March 15, 2015of $785,573 being offset by a loss during the period of $1,763,282.

Cash Flows from Operating Activities

For the three month period ended March 31, 2015, net cash flows used in operating activities was $721,859 consisting primarily of cash used for product development and administrative expenses.

Cash Flows from Investing Activities

For the three month period ended March 31, 2015, net cash flows used in investing activities was $13,012 comprised of additional patent expenditures of $2,847 as well as $10,165, comprised in the most part of leasehold improvements.

Cash Flows from Financing Activities

The Company has financed operations through the issuance of both debt and equity securities. Convertible notes of $575,000 were issued as well as the sale of equity securities in the amount of $251,125. For the three month period ended March 31, 2015, net cash flows provided from financing activities was $826,125 compared to $1,434,710 in the corresponding period of the prior year. This differential is the result of a decrease in the sales of equity securities and the pricing of those sales, due to a decrease in the market price of securities. The market for the Company’s stock has limited liquidity and as a result pricing is relatively volatile.

Plan of Operation and Funding

The Company has entered into a series of private placements over the past several years to finance operations. Existing working capital, further sales of debt and equity securities, funding through the sale of equity securities from subsidiary operations and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by its subsidiary Company, Cellynx Group, Inc., under the line of credit agreement, principle and interest on March 31, 2015 was $2,940,438. This amount is eliminated on consolidation of the subsidiary in the Financial Statements of the combined entity.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013.  In May 2014 the Company entered into a further commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, at March 31, 2015, the future minimum lease payments for the existing and expanded facilities will be $1,413,144.

Purchase of Significant Equipment

On November 1 2013, the Company entered into an agreement for the acquisition of R&D equipment for use by their engineering group in their innovation center in San Diego, in the amount of $180,000 paid over three years. On March 31, 2015 the remaining balance due pursuant to the lease was $125,000.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2014, our independent auditors included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2014 and 2013, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has adopted this ASU as of December 31, 2014 and its adoption resulted in the additional disclosures in Note 1, reflecting management’s assessment of the mitigating effect of management’s plans on the Company’s ability to continue as a going concern.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of March 31, 2015 and 2014.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the years ended March 31, 2015 and 2014.

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the temporal method. The functional currency of the Company’s subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Under this method, monetary assets and liabilities are translated at the year-end exchange rates. Non-monetary assets have been translated at the historical rate of exchange prevailing at the date of the transaction. Expenses have been translated at the exchange rate at the time of the transaction. Realized and unrealized foreign exchange gains and losses are included in operations.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of March 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of March 31, 2015, the Company accrued $263,000 in its financial statements.

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities, and at that time the liquidation of companies in the country that the investment banking firm had funded was also ordered. This included 5BAR AG., and accordingly that entity was placed into liquidation. On January 8, 2015, a communication was issued by FINMA, advising of the cessation of the liquidation of the investment banking firm. 5BARz International, Inc. is seeking a similar termination of liquidation of their subsidiary Company. Should the liquidation not be terminated, the agreement with 5BARz AG provides for the termination of the license agreement provided to 5BARz AG. The assets of 5BARz AG are carried at zero at March 31, 2015, reflecting a write down of the assets in December 2014 of $14,583. 5BARz AG had not yet commenced planned principle operations.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego) The claims allege unjust enrichment of $20,000 as well as $50,000 for negligent interference with prospective economic relations. As of March 31, 2015, included in the Company's accounts payable balance was $171,159 payable to Assured Wireless. The Company has not accrued for an penalties that may arise due to an unfavorable outcome in connection with this complaint. It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of the outcome.

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

Ability to continue as a going concern

The Company has incurred net losses of $1,771,493 and $2,427,751 for the three months ended March 31, 2015 and 2014. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three months ended March 31, 2015, the Company has issued shares of common stock as follows:

During the period January 1, 2015 to March 31, 2015 the Company issued 5,022,500 units at a price of $0.05 per unit for aggregate proceeds of $251,125. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On January 13, 2015 the Company issued 331,986 shares at a price of $0.069 per share for the settlement of convertible notes payable with a total value of $23,000. The balance of principal and interest due under this convertible note, after this conversion was $74,829.

On February 2, 2015 the Company issued 75,000 shares at a price of $0.10 per share for services valued at $7,500 at a share price.

On February 2, 2015 the Company issued 180,000 shares at a price of $0.05 per share in settlement of accrued payables of $9,000.

On February 9, 2015 the Company issued 400,000 shares at a price of $0.05 per share in settlement of services valued at $20,000.

On February 20, 2015 the Company issued 180,000 shares for services at a price of $0.05 per share an aggregate amount of $9,000.

On March 20, 2015 the Company issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principle and interest due under the terms of a convertible promissory note. The balance of principle and interest due under that note after the conversion was $167,467.

During the period January 1, 2015 to May 6, 2015 the Company issued 9,225,000 units at a price of $0.05 per unit for aggregate proceeds of $461,250. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On April 15, 2015 the Company issued 300,000 units at a price of $0.05 per unit for services valued at $15,000 Each unit is comprised of one share and one share purchase warrant, entitling the holder to acquire another share at a strike price of $0.30 per unit. The warrants have a term of two years.

On April 27, 2015 the Company issued 450,000 shares at a price of $0.042 per share upon conversion of $19,035 of principle and interest due under the terms of a convertible promissory note. The balance of principle and interest due under that note after the conversion was $148,432. On April 24, 2015 the Company entered into an agreement to settle the balance of that convertible note payable for proceeds of $252,334. On May 6, 2014 the Company paid $240,000 to settle the note and has a balance of $12,334 payable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s 60% owned subsidiary Cellynx Group, Inc. is in default under the terms of convertible notes for non-payment as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due

CelLynx Group, Inc.	Asher Enterprises, Inc.	28,400	38,886	$67,286

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed Herewith ..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: May 20, 2015	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors