Form 10-Q
period 2015-06-30
5BARz International, Inc.
filed 2015-08-19
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of August 9, 2015 was 249,031,430.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three and six months ended June 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Quarterly report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 30, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4, and elsewhere in this Quarterly report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2015 AND DECEMBER 31, 2014 (Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$105,094	$25,103
Inventories	165,091	165,091
Prepaid expenses and deposits	99,226	73,711
Other receivables	5,655	—
TOTAL CURRENT ASSETS	375,066	263,905

FIXED ASSETS:
Furniture and equipment, net	226,055	262,355
OTHER ASSETS:
Intangible assets, net	2,994,173	3,236,033
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,134,419	4,376,279
TOTAL ASSETS	$4,735,540	$4,902,539

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

COMMITMENTS AND CONTINGENCIES	—	—

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,151,180	$2,866,276
Derivative liabilities	1,682,612	547,940
Capital lease obligation ( current portion )	85,000	70,000
Notes payable, net of debt discount	860,206	280,486
TOTAL CURRENT LIABILITIES	6,778,998	3,764,702
Capital lease obligation (non- current portion )	17,102	50,906
TOTAL LIABILITIES	6,796,100	3,815,608

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized; 237,516,429 and 213,384,526 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	237,516	213,383
Capital in excess of par value	17,279,328	15,135,856
Accumulated deficit	(20,164,047)	(14,862,230)
Accumulated other comprehensive income	35,642	31,633
Non-controlling interest	551,001	568,289
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(2,060,560)	1,086,931
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,735,540	$4,902,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income Statement

Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Operating expenses:
Amortization and depreciation	147,328	16,936	293,996	36,830
Bank charges and interest	235,195	3,786	263,985	18,226
Sales and marketing expenses	241,429	153,155	462,662	354,856
Research & development	745,022	1,054,597	1,447,895	2,076,719
General and administrative expenses	869,247	1,122,693	1,571,954	2,294,902
Total operating expenses	2,238,221	2,351,167	4,040,492	4,781,533

Loss from operations	(2,238,221)	(2,351,167)	(4,040,492)	(4,781,533)

Other income (expense):
Interest income	—	58	—	58
Change in fair value of derivative liability	(822,833)	11,770	(637,448)	14,386
Interest expense – debt discount	(331,861)	—	(486,468)	—
Liquidation expenses 5Barz AG	(155,251)		(155,251)
Total other expense	(1,309,945)	11,828	(1,279,167)	14,444
Net loss before non-controlling interest	(3,548,166)	(2,339,339)	(5,319,659)	(4,767,089)
Non-controlling interest share of net loss	9,627	7,340	17,838	14,232
Net loss after non-controlling interest	$(3,538,539)	$(2,331,999)	$(5,301,821)	$(4,752,857)

Basic (loss) per common share	(0.02)	(0.01)	(0.02)	(0.03)
Weighted average number of shares outstanding	220,209,514	174,562,961	213,839,578	167,410,428

Other comprehensive income
Foreign currency translation gain	(688)	2,336	(563)	5,423
Other comprehensive income	(688)	2,336	(563)	5,423
Comprehensive loss	$(3,539,227)	$(2,329,664)	$(5,302,384)	$(4,747,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014
(Unaudited)
	Six Months Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,319,659)	$(4,767,089)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	295,342	36,830
Stock based compensation	179,419	911,560
Change in fair value of derivative liability	637,448	(14,386)
Common shares issued for services	239,926	426,250
Interest expense – debt discount	486,468	—
Liquidation of 5BARz AG	155,251	—
Changes in operating assets and liabilities:

Change in inventories	—	(5,755)
Change in note receivable	(5,656)	65,000
Change in accounts payable and accrued expenses	1,236,286	445,515
Change in prepaid expenses and deposits	(25,515)	(47,501)
Change in unpaid interest and penalties on notes payable	264,945	5,713
Net cash from used in operating activities	(1,855,745)	(2,943,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(5,073)	(18,961)
Purchase of furniture and equipment assets	(12,109)	(2,183)
Net cash used in investing activities	(17,182)	(21,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	1,382,000	—
Proceeds used to settle notes payable	(254,434)	(105,939)
Proceeds from issuance of common stock	844,720	2,837,025
Proceeds from issuance of common stock by subsidiary - 5BARz AG	—	33,630
Principal payments of capital leases	(18,804)	(27,014)
Net cash provided by financing activities	1,953,482	2,737,702

Effect of foreign currency exchange	(564)	5,423

NET INCREASE IN CASH	79,991	(221,882)

CASH, BEGINNING OF PERIOD	25,103	450,215

CASH, END OF PERIOD	$105,094	$228,333

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$4,398	$8,377

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable	$86,235	$70,300
Settlement of accounts payable with common stock	$119,000	$—
Issuance of warrants in connection with debt	$600,000	$—
Reclassification of derivative liability to equity	$98,302	$—

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

On January 12, 2015, the Company incorporated a 99% owned subsidiary in Mexico called 5BARz International SA de CV. The Company holds an inventory of 5BARz Road Warriors in Mexico, but has not commenced planned principle operations.

On January 12, 2015, the Company incorporated a 99.9% owned subsidiary in Bangalore, India., called 5BARz India Private Limited. The Company has delivered prototype units into India which are in testing with Tier 1 cellular network operators in the region.

These financial statements reflect the financial position for the Company and its subsidiary companies CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc., 5BARz International SA de CV, and 5BARz India Private Limited as at June 30, 2015. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statements.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recognized no revenue to date. The Company incurred losses of $5,319,659 and $4,767,089 during the six months ended June 30, 2015 and 2014 respectively. Cash used in operating activities was $1,855,745 and $2,943,863 for the six months ended June 30, 2015 and 2014 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Going Concern (continued)

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements – since inception of the 5BARz business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from financing activities for the six months ended June 30, 2015 was $2,226,720 which brings the aggregate cash from financing activities to date to $13,154,681. The Company has established a sustainable ability to raise capital to continue operations at variable rates.
•	Beta Product Testing – In December 2014, the Company made it’s first delivery of Beta product into India for optimization of the product and subsequent Beta testing by Cellular Network Operators in the region. That testing has been successfully completed with a cellular network operator and is ongoing with others. As a result the Company is in the process of completing commercial arrangements for the commencement of orders and deployment of product in the region. In addition, the development of new product is underway with expanded functionality and application. The Company is setting groundwork for the expansion of it’s commercial deployment to alternative regions globally
•	Ability to Engage High Quality Management, Technical and Advisory Personnel - Over the past several years the Company has established an advisory board and management team which have a proven track records in substantive global technology businesses, which both supports the quality of the innovative products being developed as well as the Company’s ability to integrate those products into the global marketplace.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 15, 2015 for the fiscal year ended December 31, 2014.

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its subsidiary companies CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%), and 5BARz India Private Limited (99.9%). Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary, for the period indicated in the respective statements. All intercompany accounts and transactions have been eliminated in consolidation.

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

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of June 30, 2015 the Company’s inventory included 988 units of Road Warrior cellular network extenders.

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

There were no long-lived assets impairment charges recorded during the three and six months ended June 30, 2015 and 2014.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the temporal method. The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Under this method, monetary assets and liabilities are translated at the period-end exchange rates. Non-monetary assets have been translated at the historical rate of exchange prevailing at the date of the transaction. Expenses have been translated at the exchange rate at the time of the transaction. Realized and unrealized foreign exchange gains and losses are included in operations.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Fair value of financial instruments - continued

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2015	$1,682,612	$—	$—	$1,682,612
December 31, 2014	$547,940	$—	$—	$547,940

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	June 30, 2015	December 31, 2014
Beginning balance	$547,940	$60,018
Aggregate fair value of conversion feature upon issuance	739,108	263,490
Change in fair value of derivative liabilities	637,448	224,432
Reclassification of derivative liability	(241,884)	—_
Ending balance	$1,682,612	$547,940

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	June 30, 2015	December 31, 2014
Stock price	$0.10	$0.11
Volatility	100%	83%
Risk-free interest rate	0.19- 1.10%	0.46%
Dividend yield	0.0%	0%
Expected life	0.60 – 2.96 years	1.6 years

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

As of June 30, 2015 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company incurred stock based compensation charges during the three and six month period ended June 30, 2015 and 2014 as follows;

	3 months ended		6 months ended
	June 30		June 30
	2015	2014	2015	2014
General and administrative	$59,159	$347,388	$83,408	$540,509
Research and development	27,950	126,124	39,830	286,099
Sales and marketing	35,670	51,352	56,181	84,952
Total	$122,779	$524,864	$179,419	$911,560

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at June 30, 2015 and December 31, 2014 respectively of 145,504,374 and 102,517,763 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

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

In April, 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company will adopt this ASU effective December 31, 2015 upon issuance of it’s annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Office furniture and equipment	$139,192	$137,148
Research and development equipment (i)	169,350	169,350
Leasehold improvements	56,128	46,318
	364,670	352,816
Accumulated amortization & depreciation	(138,615)	(90,461)
Furniture & equipment net	$226,055	$262,355

During the three and six months ended June 30, 2015 the Company incurred amortization and depreciation expense of $24,653, (2014 - $16,936) and $48,409, (2014 - $36,830) respectively.

(i)	The research and development equipment is subject to the terms of a capital lease agreement. (See Note 8).

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	June 30, 2015	December 31, 2014
Technology	$3,072,900	$3,067,827
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,444,512	3,439,439
Accumulated amortization	(450,339)	(203,406)
Technology and other intangibles, net	$2,994,173	$3,236,033

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three and six months ended June 30, 2015, $122,931, (2014 - $0) and $245,842 (2014 - $0) was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $1,945,464.

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Goodwill – beginning of quarter	$1,140,246	$1,140,246
Goodwill – end of quarter	$1,140,246	$1,140,246

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock

During the six months ended June 30, 2015, the Company has issued common stock as follows:

During the period January 1, 2015 to June 30, 2015 the Company issued 16,891,500 units at a price of $0.05 per unit for aggregate proceeds of $844,575. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On January 13, 2015 the Company issued 331,986 shares at a price of $0.069 per share for the settlement of convertible notes payable with a total value of $23,000. The balance of principal and interest due under this convertible note, after this conversion was $74,829.

On February 2, 2015 the Company issued 75,000 shares at a price of $0.10 per share for services valued at $7,500.

On February 2, 2015 the Company issued 180,000 shares at a price of $0.05 per share in settlement of accrued payables of $9,000.

On February 9, 2015 the Company issued 400,000 shares at a price of $0.05 per share in settlement of services valued at $20,000.

On February 20, 2015 the Company issued 180,000 shares for services at a price of $0.05 per share for a total value of $9,000.

On March 20, 2015 the Company issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principle and interest due under the terms of a convertible promissory note. The balance of principle and interest due under that note after the conversion was $167,467.

On March 31, 2015 the Company issued 146,667 shares and warrants to acquire a further 146,667 shares at a price of $0.30, for a period of two years, pursuant to the terms of a share purchase amending agreement. The agreement relates to units issued pursuant to a private placement at $0.15 per unit on November 14, 2014. Aggregate proceeds paid to the Company were $11,000 and the adjustment changes the issue price to $0.05 per unit.

On April 15, 2015 the Company issued 300,000 units at a price of $0.05 per unit for services with a total value of $15,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a strike price of $0.30 for a term of two years.

On April 27, 2015 the Company issued 450,000 shares at a price of $0.04 per share upon conversion of $19,035 of convertible notes. The balance due under the note after conversion was $148,432. The note was subsequently paid in full.

On April 29, 2015 the Company issued 240,000 units at a price of $0.05 per unit for services with a total value of $12,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On May 1, 2015 the Company issued 110,000 shares at a price of $0.10 per share in settlement of accrued payables of $11,000.

On May 29, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock (continued)

On June 2, 2015 the Company issued 400,000 units at a price of $0.05 per unit for services with a total value of $20,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On June 10, 2015 the Company issued 250,000 shares at a price of $0.10 per share in settlement of services valued at $25,000.

On June 24, 2015 the Company issued 1,000,000 shares at a price of $0.10 per share in settlement of services valued at $100,000.

On June 30, 2015 the Company issued 312,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note, after this conversion was $51,322.

On June 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On June 30, 2015 the Company issued 144,250 shares at a price of $0.10 per share in settlement of services valued at $14,425.

On June 30, 2015 the Company issued 2,000,000 units at a price of $0.05 per unit for services with a total value of $100,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance June 30, 2015	Balance December 31, 2014
December 17, 2012	80,000	(a)	16,219	96,219	93,045
January 8, 2013	51,322	(b)	—	51,322	96,313
August 21, 2014	—	(c)	—	—	184,667
October 6, 2014	250,000	(d)	1,863	251,863	250,623
March 3, 2015	175,000	(e)	36,750	211,750	—
March 6, 2015	400,000	(f)	38,644	438,644	—
May 4, 2015	100,000	(g)	16,600	116,600	—
May 21, 2015	100,000	(h)	11,447	111,447	—
May 26, 2015	100,000	(i)	—	100,000	—
June 2, 2015	100,000	(j)	—	100,000	—
June 15, 2015	102,500	(k)	22,500	125,000	—
June 17, 2015	50,000	(l)	2,728	52,728	—
June 18, 2015	100,000	(m)	5,345	105,345	—
June 18, 2015	50,000	(n)	2,710	52,710	—
June 26, 2015	104,500	(o)	5,645	110,145	—
Notes payable – 5BARz International Inc.	$1,763,322		$160,450	$1,923,773	$624,648

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance June 30, 2015	Balance December 31, 2014
May 24, 2012	15,900	(p)	25,410	41,310	37,148
September 12, 2012	12,500	(q)	17,167	29,667	26,676
CelLynx Group, Inc.	$28,400		$42,577	$70,977	$63,824
Sub-Total	$1,791,722		$203,027	$1,994,749	$688,472
Debt Discount	—		—	(1,134,544)	(407,986)
Total, net of debt discount	$1,719,772		$203,027	$860,206	$280,486

a)     In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period from issuance of the convertible debenture to June 30, 2015, interest of $16,219 was accrued on the convertible debenture, resulting in a total principal and interest due at June 30, 2015 of $96,219. A derivative liability of $25,572 is recorded on this note payable at June 30, 2015.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

b)     On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During period from January 8, 2013 to June 30, 2015, interest of $23,593 was accrued on the convertible debenture and $119,700 was settled by way of conversion into common stock.  At June 30, 2015 principal due on the note was $51,322. In addition the Company reflected a derivative liability at June 30, 2015 of $34,419 in connection with this note.

c)      On August 21, 2014 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $500,000 of which $150,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $16,667. The interest rate on the note is 0% for the first 90 days. The loan may be repaid at any time during the first three months of the note term. Thereafter, if the note is not repaid, a one time interest charge of 12% is assessed. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00005. On March 20, 2015 the holder converted $19,200 of principle and interest on the note for 400,000 shares. On April 24, 2015 the Company entered into an agreement for the settlement of the note for proceeds of $252,334. On April 27, 2015 the holder converted a further $19,035 for 450,000 shares. On May 6, 2015 the Company paid $240,000 to settle the note and the balance of $12,334 was paid on May 21, 2015. The note has a zero balance at June 30, 2015.

d)     On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest is calculated to be $251,863 at June 30, 2015, net of an unamortized debt discount of $167,474, resulting in a carrying value of $84,389. The unamortized debt discount will be charged to interest expense over the remaining term of the Note which matures December 31, 2016.

e)      On March 3, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $350,000 of which $175,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $17,500. The loan may be repaid at any time during the first six months of the note term, at a prepayment premium on day 90 of 115%, increasing by 5% each month to month 6. On June 1, 2015, a onetime interest charge of 10% was assessed, or $19,250. After 6 months, the note is convertible into common stock of the issuer at a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. The convertible promissory note and accrued interest is calculated to be $211,750 at June 30, 2015, net of an unamortized debt discount of $129,740, resulting in a carrying value of $82,010. The unamortized debt discount will be charged to interest expense over the remaining term of the Note which matures March 3, 2016. In connection with this convertible debt the Company recorded a derivative liability in the amount of $239,236 at June 30, 2015.

f)      On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. The note matures on September 6, 2015. The loan maturity may be extended for an additional 6 months by payment on the original maturity date of unpaid interest, plus a 10% extension fee. The convertible note accrues interest at a rate of 15% semi annually and provides for the conversion of the principle and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings at strike prices ranging from $0.20 to $0.30 per share are to be re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2016. The Company has the right to repay the loan by payment of the principle and accrued interest at the date of repayment. At June 30, 2015 unpaid principle and interest on the note aggregate $438,644. This is reflected net of an unamortized debt discount of $146,675, resulting in a carrying value of $291,969. The unamortized debt discount will be charged to interest expense over the remaining term of the Note which matures September 6, 2015.

g)      On May 4, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. In connection with the convertible debt, the Company recorded $ 237,741 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $116,600, net of an unamortized debt discount of $92,520, resulting in a carrying value of $24,080 at June 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on February 4, 2016.

h)      On May 21, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows, 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 248,887 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $111,447, net of an unamortized debt discount of $97,945, resulting in a carrying value of $13,502 at June 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on May 21, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

i)     On May 26, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $100,000. The interest rate on the note is 12%. The note is convertible into common stock of the issuer at $0.05. The principle and interest due under the note at June 30, 2015 was $100,000, net of an unamortized debt discount of $93,617, resulting in a carrying value of $6,383 at June 30, 2015. The interest in the amount of $1,167 was paid in cash on June 30, 2015. In connection with the note, a Security Agreement was signed, with a general assignment of the company assets to the note holder, and 3 million warrants were issued. On August 7, 2015, the principal amount was repaid by cash and the interest balance of $1,200 was paid by way of conversion of the balance of the note into 24,000 common shares at a price of $0.05 per share. See subsequent event note.

j)    On June 2, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $100,000. The interest rate on the note is 12%. The note is convertible into common stock of the issuer at $0.05. The principle and interest due under the note at June 30, 2015 was $100,000, net of an unamortized debt discount of $94,826, resulting in a carrying value of $5,174 at June 30, 2015. The interest in the amount of $933 was paid in cash on June 30, 2015. In connection with the note, a Security Agreement was signed, with a general assignment of the company assets to the note holder, and 3 million warrants were issued. On August 13, 2015 the principal amount was repaid by cash and the interest balance of $1,467 was paid by conversion to 29,340 shares at a price of $0.05 per share. See subsequent events note.

k)      On June 15, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note, and issued 250,000 shares at $0.10.The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. In connection with the convertible debt, the Company recorded $ 185,304 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $125,000. The note matures on June 15, 2018.

l)      On June 17, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 118,994 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $52,728, net of an unamortized debt discount of $50,630, resulting in a carrying value of $2,098 at June 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on June 17, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

m) On June 18, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. In connection with the convertible debt, the Company recorded $ 237,906 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $105,345, net of an unamortized debt discount of $101,548, resulting in a carrying value of $3,797 at June 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on June 18, 2016.

n)      On June 18, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 118,972 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $52,710, net of an unamortized debt discount of $50,774, resulting in a carrying value of $1,936 at June 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on June 18, 2016.

o)      On June 26, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 18%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. In connection with the convertible debt, the Company recorded $ 237,581 of derivative liability as of June 30, 2015. The principle and interest due under the note at June 30, 2015 was $110,145, net of an unamortized debt discount of $108,795, resulting in a carrying value of $1,350 at June 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on December 26, 2015.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

p)      On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of June 30, 2015 the note is past due. The value of the derivative liability associated with this note at June 30, 2015 and 2014 was immaterial. The note principle and accrued interest outstanding at June 30, 2015 was $41,310.

q)     On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of June 30, 2015 the note is past due.  The value of the derivative liability associated with this note at June 30, 2015 and 2014 was immaterial The note was carried at $29,667 comprised of principle and interest due at June 30, 2015.

Note 8 – Commitments and Contingencies

Capital Lease Obligation

On November 1, 2013 the Company entered into a capital lease obligation for the acquisition of research and development equipment in San Diego, California. The lease requires a payment of $5,000 per month for thirty-six (36) months, representing future minimum lease payments as follows;

2015	$65,000
2016	40,000
Total	105,000
Interest (12%)	(2,898)
Capital lease obligation	$102,102

During the three and six months ended June 30, 2015 amortization expense of $14,113 (2014 – $14,113) and $28,226 (2014 – $28,226), respectively, was recorded on the R&D equipment.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies (continued)

Operating Lease Obligation (continued)

This lease, as amended represents aggregate minimum lease payments over the next five years and in aggregate as follows;

2015	$129,017
2016	264,314
2017	290,788
2018	300,966
2019	311,499
Aggregate over 5 years	53,380
Total	$1,349,964

Note 9 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	12,250,000	$0.15	6.42
Granted	3,400,000	0.10	7.88
Exercised	—	—	—
Cancelled	(2,000,000)	0.17	9.09
Outstanding at June 30, 2015	13,650,000	$0.13	5.95
Exercisable at June 30, 2015	10,072,778	$0.13	5.95

On January 27, 2015 the Company issued 500,000 stock options at a strike price of $0.10 per share. On April 7, 2015 the company cancelled the 2,000,000 options issued on August 1, 2014 and re-issued them at strike price of $0.10. On April 22, 2015 the Company issued 100,000 stock options at a strike price of $0.10 per share, on June 19, 2015 the Company issued 800,000 stock options at a strike price of $0.10 per share, The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Options – 5BARz International Inc.

As of June 30, 2015, total unamortized compensation expenses related to unvested stock options were $275,956, This amount is expected to be recognized over a weighted average period of 10 months. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	January 27, 2015	April 7, 2015	April 22, 2014	June 19, 2015
Stock price	$0.10	0.10	0.10	0.10
Volatility	100.34%	100.34%	100.34%	100.34%
Risk-free interest rate	1.36%	2.26%	1.63%	1.59%
Dividend yield	0	0	0	0
Expected life	5 years	10 years	10 years	5 years

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
January 27, 2015	500,000	$37,344
April 7, 2015	2,000,000	$159,528
April 22, 2015	100,000	$8,964
June 19, 2015	800,000	$59,994

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the three and six months ended June 30, 2015, $122,779 (2014 –$524,864) and $179,419 (2014 –$911,560) was amortized to expense.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	81,960,397	$0.28	.98
Granted *	40,820,834	0.22	1.67
Exercised	—	—
Cancelled/ expired	(24,901,667)	0.20	—
Outstanding at June 30, 2015	97,879,564	$0.21	1.03
Exercisable at June 30, 2015	97,879,564	$0.26	1.03

* During the six months ended June 30, 2015, the Company granted 31,455,834 warrants as part of a unit in connection with various equity raises. 6,000,000 in connection with the issuance of convertible notes and 3,365,000 as part of a unit for services to consultants. In addition, the Company cancelled and re-issued 12,441,667 warrants changing the strike price to $0.05 per warrant from $0.20 and $0.30 and extending the term to 2 years, in conjunction with an additional $400,000 loan from the holders.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of June 30, 2015, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2014	69,000,000	$0.0002	3.27
Granted	—	—	—
Expired	—	—	—
Outstanding at June 30, 2015	69,000,000	$0.0002	2.77
Exercisable at June 30, 2015	69,000,000	$0.0002	2.77

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Warrants – CelLynx Group, Inc.

There are no warrants outstanding at June 30, 2015 in Cellynx Group Inc. The following table summarizes the warrant activity to June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	4,500,000	$.96	.12
Granted
Exercised	—	—
Expired	(4,500,000)	.96	—
Outstanding at June 30, 2015	—	$—	—
Exercisable at June 30, 2015	—	$—	—

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

On June 30, 2015, the Company settled $100,000 due to Dr. Gil Amelio, Chairman of the Company, by the issuance of 2,000,000 units at a price of $0.05 per unit. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share. The warrants have a term of two years, expiring June 30, 2017.

Note 11 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale by an investment banking Company in Switzerland called BDC Investment AG. In November 2014, the Company was advised that the investment banking firm (BDC Investment AG, “BDC”) involved in the financing of 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities. Certain other Companies funded by BDC including 5BARz AG were also ordered to be liquidated. On November 3, 2014 the Financial Regulatory body in Switzerland (FINMA), placed 5BARz AG in liquidation, as the Company had not commenced planned principle operations and was raising capital in the region. On May 18, 2015, the liquidation was completed and the Company was stricken from the record in Switzerland. The Company reflects a loss of $155,251 incurred in the six months ended June 30, 2015 as a result of the liquidation of the subsidiary ($14,583 – December 31, 2014).

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Investment in 5BARz AG (continued)

On October 19, 2011, the registrant, 5BARz International Inc. had entered into a Marketing and Distribution agreement with 5BARz AG, through which 5BARz AG held the exclusive rights for the marketing and distribution of products produced under the 5BARz brand for markets in Switzerland, Austria and Germany. That agreement did not have a royalty payment requirement, and remains effective as long as 5BARz AG is controlled by the Company. As the Company was liquidated the distribution agreement was terminated.

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

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At June 30, 2015 the Company had a 60% equity ownership in CelLynx Group, Inc. with the holding of 1,489,745,971 common shares.

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group,Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At June 30, 2015, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $3,022,347 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2015	December 31, 2014
Product development costs	$802,301	$556,470
Consulting and wages	1,707,556	912,045
Legal and administrative	314,091	165,587
Acquired liabilities – Cellynx - 2012	1,079,687	1,072,328
Other	247,545	159,846
Total	$4,151,180	$2,866,276

Note 15 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of June 30, 2015, the Company accrued $263,000 in its financial statements.

On May 7, 2015, the Companies registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 ( County of Los Angeles – West Judicial District). On August 5, 2015 the Company received a default judgment in the amount of $84,947 including costs and interest. On August 11, 2015, the Company entered into a settlement agreement for the payment of the judgment over the period to September 30, 2015.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego) The claims also allege unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of June 30, 2015 the Company has accrued $171,159 for a potential liability, however that amount is in dispute. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent events

Sales of Common Stock

During the period July 1, 2015 to August 10, 2015 the Company issued 9,795,000 units at a price of $0.05 per unit for aggregate proceeds of $489,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On July 10, 2015 the Company issued 1,500,000 shares at a price of $0.05 per share, for services with a total value of $75,000.

On July 24, 2015 the Company issued 160,000 units at a price of $0.05 for services with a total value of $8,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

Issuance of Convertible Promissory Notes

On July 9, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $450,000 in order to provide to the Company’s subsidiary in India, proceeds to support their initial order of product from a cellular network operator in India. The Company agreed to pay interest equal to $50,000 within 30 days of issue and $50,000 weekly thereafter. The principle amount of the note and accrued interest is convertible into common stock 60 days after the date of issue at a price of $0.02 per share.

On July 16, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 10% per annum, and the note matures on April 16, 2016. The note is convertible at any time by the borrower at a conversion price which is 55% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principle and interest at rates from 125% of principle and interest within 30 days of the issue date to a rate of 150% up to 180 days from the issue date. After 180 days the note may not be prepaid.

On July 24, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 10% per annum, and the note matures on July 24, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 58% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principle and interest at rates from 135% of principle and interest within 90 days of the issue date to a rate of 150% up to 180 days from the issue date. After 180 days the note may not be prepaid.

Settlement of Convertible Promissory Notes:

On August 8, 2015 the Company repaid $100,000 representing the principle balance of a convertible promissory note issued by the Company on May 26, 2015. In addition, on August 13, 2015 the Company issued 24,000 common shares at a price of $0.05 per share, representing the conversion of the then unpaid interest in the amount of $1,200.

On August 13, 2015 the Company repaid $100,000 representing the principle balance of a convertible promissory note issued by the Company on June 2, 2015. In addition, the Company issued 29,340 common shares at a price of $0.05 per share, representing the conversion of the then unpaid interest in the amount of $1,467.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent events (continued)

On August 3, 2015 and August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). As of June 30, 2015, the Company reflects an obligation due to Pluto Technologies, Inc. pursuant to the terms of a capital lease contract for equipment in the amount of $102,102 which matures October 31, 2016. The Company has not accrued for any penalties that may arise due to an unfavorable outcome in connection with this complaint. It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, the principle of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc. claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of June 30, 2014 the Company has made a provision of $33,000 payable to the petitioner, based upon billings received from him. It is the Company’s intention to vigorously defend the lawsuit.

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

The Company is in the process of developing the global commercialization of the cellular network product enhancements to facilitate the expansion through cellular network operators, with each sector of integration to be managed in geographic areas. The initial business focus is currently in India, with formative steps taken in Latin America, the U.S., Africa and Western European market sectors.

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

During the recent quarter, the focus of the Company has been multi faceted;

In India, our newly established subsidiary Company, working in conjunction with our team of contract engineers in the country, have been active working with some of the largest cellular network operators, completing extensive testing programs of the Company’s products and working on the integration of those products into the cellular network operators portfolio of solutions for the improvement of their network. The near term objective is to commence the supply of products to those cellular network operators and integrate the 5BARz® products into their supply chain. Participating cellular network operators can expect vastly improved connectivity for their subscribers in the region. The more significant improvements that subscribers will experience are (i) significantly improved upload and download times for data transmission, (ii) clearer voice communication with fewer dropped calls (iii) a reduction in radio frequency emissions at the handset utilized by the subscriber and (iv) improved battery life on the handset, to mention a few. The Company has most recently been focused upon meeting commercial requirements for the supply of product, including placing sufficient cash with the Companies subsidiary in the country to ensure supply capability on initial orders of product. It should be noted that the product designed for the market in India is designed in a configuration that is functional to provide services to 91 Countries globally, with an aggregate subscriber base of 2.98 billion subscribers comprising some of the most significant wireless markets in the world.

In the US the Companies innovation center in San Diego has been focused upon the logistics required to meet the pending needs of the marketplace in India as well as the transition of product manufacturing from the US to India for that marketplace. In addition, the Engineering team in San Diego have continued the development of new product enhancements which will improve the products flexibility with respect to operational characteristics for various other global markets, including the US. Cellular networks throughout the world are comprised of variable configurations, using 2G, 3G and 4G LTE technologies, operating on variable bands and frequencies. New technology being integrated into the Companies products will serve to accelerate the Company’s ability to customize product for specific market needs in various geographic areas and cellular network configurations. In addition, technological developments are being completed to enhance the mobile product first introduced in 2010 by the Company, improving the functional and simplicity of use of that product.

In Mexico, the inventory of Road Warriors have been presented to retail operators in the region and the Company has received expressions of interest from them to carry the product. However, that commitment is associated with a requirement for the funding of sales and marketing programs in the region by the Company, and the related working capital requirements for inventory. The Company has made the strategic decision to focus resources on the more significant activity in India at this time, and to commence the retail program in Mexico and Latin America, subsequent to the launch in India.

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

In November 2013, 5BARz set up an Innovation Center in San Diego California, staffed by a talented engineering team and in addition established significant outsourced engineering and fabrication talent internationally. As a result, a state of the art product was developed working with our collaborative partners. The Company is very pleased with the quality of product provided with feature sets that meet and exceed those originally envisioned in our collaboration plan. The Company is equally pleased with the future development programs being developed, which significantly expands the horizons of the Company’s product line and our value proposition to the wireless industry.

As the Company’s newest products commence limited production, for distribution and testing by potential partners in locations around the world, our focus moves to the development of high volume manufacturing to meet global demand. Our manufacturing partner Flextronics represents an industry leader in the design, manufacturing, distribution and aftermarket support of electronic products. Flextronics operates through a network of facilities in more than 30 countries with a global workforce of 200,000. The association with Flextronics is a significant factor in establishing speed to market, and a support infrastructure that can be relied upon and a driver of competitive positioning.

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

July 9, 2015 – 5BARz places on deposit in India $450,000 USD at request of Tier 1 cellular network operator as proof of production funding in anticipation of initial purchase order.

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

 The DACH MARKET – 5BARz AG

The DACH/D-Deutschland or Germany, A-Austria and CH-Switzerland group of countries in the European Union represents one of the most technologically advanced and progressive sectors of that economic group representing a German speaking majority population base of 90.3 million people, comprised of Germany with 78.3 million, Austria, 7.4 million, and Switzerland, 4.6 million. The Company had established a 94.3% owned subsidiary, 5BARz AG to operate the sales, marketing and distribution of the Company’s products in this region of the world, pursuant to an exclusive license agreement. The subsidiary was liquidated in Switzerland but will be re-established in the region once the Company is prepared to commence planned principle operations.

The product which 5BARz introduced recently into India, has a technical configuration design which meets the operating requirements for the majority of the 130 million subscribers in this region. The Company has developed the strategic relationships and infrastructure so that it is poised to enter this marketplace as well.

Results of Operations

Three month period ended June 30, 2015 compared to three month period ended June 30, 2014.

	3 Months ended June 30, 2015	3 Months ended June 30, 2014	Difference
Amortization and depreciation	$147,328	16,936	130,392
Bank charges & interest	235,195	3,786	231,409
Sales and marketing expenses	241,429	153,155	88,274
Research & development	745,022	1,054,597	(309,575)
General and administrative	869,427	1,122,693	(253,446)
Total Operating Expenses	2,238,221	2,351,167	(112,946)
Other income (expenses)	(1,309,945)	11,828	(1,321,773)
Net Income (Loss)	$(3,548,166)	(2,339,339)	(1,208,827)

The three months ended June 30, 2015 reflects a net loss of $3,548,166, representing an increase in the loss of $1,208,827 compared to the corresponding three month period loss of $2,339,339 for the period ended June 30, 2014. The largest component of this increase is other expenses of $1,309,945 incurred during the quarter in 2015 which is comprised of $1,154,694 of expense related to financing by way of convertible debt. In addition, the expense includes an expense of $155,251 which is a provision for loss associated with the liquidation of 5BARz AG in Switzerland.

The general and administrative costs decreased from 2014 to 2015 by $253,446. The largest component of this decrease was a reduction of stock based compensation from $347,388 in 2014 to $59,159 in 2015, a reduction of $288,229. The stock based compensation in 2014 arose from the issuance of options to key employees and consultants under the Company Employee Stock Option Plan. Eliminating this factor, the general and administrative expenses in fact increased in 2015 attributable in the most part to the commencement and consolidation of operating expenses in India which represented costs of $221,626 during the quarter ended June 30, 2015

In addition research and development expenses in 2014 were greater than 2015 by $309,575. This decrease is accounted for by stock based compensation of $126,124 incurred in 2014 compared to $27,950 in 2015, a decrease of $98,174. Again this amount is comprised of options issued in 2014 under the employee stock option plan. The additional decrease in R&D expenses is comprised of a reduction of engineering services (outside engineering consulting) during the quarter from $328,767 in 2014 to $191,373 in 2015 a decrease of $137,394. Further, supplies expense decreased from 2014 to 2015 to make up the difference.

The Company’s net loss during the three month period ended June 30, 2015 was $3,548,166 or $0.02 per share compared to a loss of $2,339,339 or $0.01 per share during the three months ended June 30, 2014. The weighted average number of shares outstanding was 220,209,514 for the three month period ended June 30, 2015.

Six month period ended June 30, 2015 compared to six month period ended June 30, 2014.

	6 Months ended June 30 2015	6 Months ended June 30, 2014	Difference
Amortization and depreciation	$293,996	36,830	257,166
Bank charges & interest	263,985	18,226	245,759
Sales and marketing expenses	462,662	354,856	107,806
Research & development	1,447,895	2,076,719	(628,824)
General and administrative	1,571,954	2,294,902	(722,948)
Total Operating Expenses	4,040,492	4,781,533	(741,041)
Other income (expenses)	(1,279,167)	14,444	(1,293,611)
Net Income (Loss)	$(5,319,659)	(4,767,089)	(552,570)

The six months ended June 30, 2015 reflects a net loss of $5,319,659 representing an increase in the loss of $552,570 compared to the corresponding six month period loss of $4,767,089 for the period ended June 30, 2014.

The significant increase in amortization and depreciation expense is the result of the Company’s policy commencing in September 2014 to amortize the Company’s intellectual property. The provision for amortization in 2015 which did not occur in 2014 was $245,874 on the Company’s intellectual property.

The bank charges and interest increased in 2015 by $245,759. This increase in interest amount is related to the interest expense recorded on the $1,382,000 of convertible notes entered into during the six months ended June 30, 2015.

The general and administrative costs decreased during the six months ended June 30, 2014 to 2015 by $722,948. The largest component of this decrease was a reduction of stock based compensation from $540,509 in 2014 to $83,408 in 2015, a reduction of $457,101. The stock based compensation in 2014 arose from the issuance of options to key employees and consultants under the Company Employee Stock Option Plan. The second largest component of this decrease is attributable to consulting fees of $390,018 in 2014 compared to a reduced balance for the six months ended June 30, 2015 of $104,000, a decrease of $286,018. The Company has rationalized expenses during the current period.

In addition research and development expenses in 2014 were greater than 2015 by $628,824. This decrease in R&D expenses is comprised of a reduction of engineering services (outside engineering consulting) during the six months ended June 30, 2015 from $755,933 in 2014 to $245,392 in 2015 a decrease of $510,001. Further, supplies expense decreased from 2014 to 2015 from $232,771 to $39,745, a decrease of $193,026. The Company relied less heavily on outside engineering services and supplies after their prototype products were effectively completed.

The Company’s net loss during the six month period ended June 30, 2015 was $5,319,659 or $0.02 per share compared to a net loss of $4,767,089 or $0.03 per share during the six months ended June 30, 2014. The weighted average number of shares outstanding was 213,839,578 for the six month period ended June 30, 2015 compared to 167,410,428 for six month period ended June 30, 2014.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The company will require additional capital to meet its’ long term operating requirements. The Company expects to continue to raise additional capital through a multi-faceted strategy to include the further sale of equity securities, sales of equity securities by subsidiary Companies, debt and factoring facilities as the Company’s sales progress.

Liquidity and Capital Resources

As at June 30, 2015

As at June 30, 2015, the reporting issuer’s current assets were $375,066 and current liabilities were $6,778,998, which results in a working capital deficit of $6,403,932. The Company’s working capital deficit at December 31, 2014 was $3,500,797. This represents an increase in the Company’s working capital deficit of $2,903,136 or an 83% increase in the current year. The increase is comprised of two components. First, the Company has made a significant push during the first quarter in optimizing the performance of prototypes, delivered to Cellular Network operators in India. This resulted in an increase in short term unpaid product development expenses and consulting fees of $1,284,904 over the balance at December 31, 2014. In addition, the Company secured increased debt financing during the quarter, increasing the current liabilities by $3,014,296.

As at June 30, 2015, the Company’s total assets were $4,735,540 comprised of intellectual property in the amount of $2,994,173 and goodwill in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity.

As at June 30, 2015, the Company’s total liabilities were $6,796,100, comprised of current liabilities of $6,778,998 as described above, and long term capital lease obligations for product development equipment of $17,102. The increase in liabilities as at June 30, 2015 from year ended December 31, 2014 is related to current liabilities increase discussed above.

Stockholders’ equity decreased from an equity balance at December 31, 2014 of $1,086,931 to a deficit balance of $2,060,561 at June 30, 2015. This decrease of $3,147,492 is attributable in the most part to equity transactions during the six months ended June 30, 2015 of $844,720 being offset by a loss during the period of $5,301,821.

Cash Flows from Operating Activities

For the six month period ended June 30, 2015, net cash flows used in operating activities was $1,855,745 consisting primarily of cash used for product development and administrative expenses.

Cash Flows from Investing Activities

For the six month period ended June 30, 2015, net cash flows used in investing activities was $17,182 comprised of additional patent expenditures of $5,073 as well as $12,109 of leasehold improvements.

Cash Flows from Financing Activities

The Company has financed operations through the issuance of both debt and equity securities. Convertible notes of $1,382,000 were issued as well as the sale of equity securities in the amount of $844,720. For the six month period ended June 30, 2015, net cash flows provided from financing activities was $1,953,482 compared to $2,737,702 in the corresponding period of the prior year. This differential is the result of a decrease in the sales of equity securities and the pricing of those sales, due to a decrease in the market price of securities. The market for the Company’s stock has limited liquidity and as a result pricing is relatively volatile.

Plan of Operation and Funding

The Company has entered into a series of private placements over the past several years to finance operations. Existing working capital, further sales of debt and equity securities, funding through the sale of equity securities from subsidiary operations and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt and an increase in liabilities due from individuals and businesses that work with the Company. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our product; and (ii) working capital. We intend to finance these expenses with further issuances of securities. As the market for product commences in India the Company is working on the development of a $20 million dollar equity sale in the India operations through an investment bank in India. Further, should the Company’s market for securities exceed $0.30 per share, the Company has 97.8 million warrants in the hands of existing stockholders. Consideration is being given to filing an S1 registration statement to qualify those warrants to provide for a financing facility for the Company through the exercise of those securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by its subsidiary Company, Cellynx Group, Inc., under the line of credit agreement, principle and interest on June 30, 2015 was $3,022,347. This amount is eliminated on consolidation of the subsidiary in the Financial Statements of the combined entity.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013.  In May 2014 the Company entered into a further commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, at June 30, 2015, the future minimum lease payments for the existing and expanded facilities will be $1,349,964.

 Purchase of Significant Equipment

On November 1 2013, the Company entered into an agreement for the acquisition of R&D equipment for use by their engineering group in their innovation center in San Diego, in the amount of $180,000 paid over three years. On June 30, 2015 the remaining balance due pursuant to the lease was $105,000.

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

In April, 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company will adopt this ASU effective December 31, 2015 upon issuance of it’s annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.

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

26

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of June 30, 2015 and 2014.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the six months ended June 30, 2015 and 2014.

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the temporal method. The functional currency of the Company’s former subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Under this method, monetary assets and liabilities are translated at the year-end exchange rates. Non-monetary assets have been translated at the historical rate of exchange prevailing at the date of the transaction. Expenses have been translated at the exchange rate at the time of the transaction. Realized and unrealized foreign exchange gains and losses are included in operations.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of June 30, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of June 30, 2015, the Company accrued $263,000 in its financial statements.

On May 7, 2015, the Companies registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 ( County of Los Angeles – West Judicial District). On August 5, 2015 IRTH received a default judgment in the amount of $84,947 including costs and interest. On August 11, 2015, the Company entered into a settlement agreement for the payment of the judgment over the period to September 30, 2015.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego) The claims also allege unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of June 30, 2015 the Company has accrued $171,159 for a potential liability, however that amount is in dispute. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses.

On August 3, 2015 and August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). As of June 30, 2015, the Company reflects an obligation due to Pluto Technologies, Inc. pursuant to the terms of a capital lease contract for equipment in the amount of $102,102 which matures October 31, 2016. The Company has not accrued for any penalties that may arise due to an unfavorable outcome in connection with this complaint. It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, the principle of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc. claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of June 30, 2014 the Company has made a provision of $33,000 payable to the petitioner, based upon billings received from him. It is the Company’s intention to vigorously defend the lawsuit.

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

Ability to continue as a going concern

The Company has incurred net losses of $5,319,659 and $4,767,089 for the six months ended June 30, 2015 and 2014. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, the Company has issued shares of common stock as follows:

During the period January 1, 2015 to June 30, 2015 the Company issued 16,891,500 units at a price of $0.05 per unit for aggregate proceeds of $844,575. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

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

On April 15, 2015 the Company issued 300,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price for services with a total value of $15,000.

On April 27, 2015 the Company issued 450,000 shares at a price of $0.04 per share upon conversion of $19,035 of convertible notes.

On April 29, 2015 the Company issued 240,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price for services with a total value of $12,000.

On May 1, 2015 the Company issued 100,000 shares at a price of $0.10 per share in settlement of accrued payables of $10,000.

On May 1, 2015 the Company issued 10,000 shares at a price of $0.10 per share in settlement of services valued at $1,000.

On May 29, 2015 the Company issued 160,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price for services with a total value of $8,000.

On June 2, 2015 the Company issued 400,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price for services with a total value of $20,000.

On June 10, 2015 the Company issued 250,000 shares at a price of $0.10 per share in settlement of services valued at $25,000.

On June 24, 2015 the Company issued 1,000,000 shares at a price of $0.10 per share in settlement of services valued at $100,000.

On June 30, 2015 the Company issued 312,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note, after this conversion was $51,322.

On June 30, 2015 the Company issued 160,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price for services with a total value of $8,000.

On June 30, 2015 the Company issued 144,250 shares at a price of $0.10 per share in settlement of services valued at $14,425.

On June 30, 2015 the Company issued 2,000,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price in settlement of accrued payables valued at $100,000.

During the period July 1, 2015 to August 10, 2015 the Company issued 9,795,000 units at a price of $0.05 per unit for aggregate proceeds of $489,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

On July 10, 2015 the Company issued 1,500,000 shares at a price of $0.05 for services with a total value of $75,000.

On July 24, 2015 the Company issued 160,000 shares at a price of $0.05 and warrants with a two year term and $0.30 exercise price for services with a total value of $8,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s 60% owned subsidiary Cellynx Group, Inc. is in default under the terms of convertible notes for non-payment as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due

CelLynx Group, Inc.	Asher Enterprises, Inc.	28,400	42,577	$70,977

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed Herewith .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: August 14, 2015	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors