Form 10-Q
period 2015-09-30
5BARz International, Inc.
filed 2016-03-14
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of March 6, 2016 was 320,066,253.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three and nine months ended September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Quarterly report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 31, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 4, and elsewhere in this Quarterly report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 (Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$122,423	$25,103
Inventories	168,831	165,091
Prepaid expenses and deposits	123,681	73,711
Other receivables	292	—
TOTAL CURRENT ASSETS	415,227	263,905

FIXED ASSETS:
Furniture and equipment, net	151,010	262,355
OTHER ASSETS:
Intangible assets, net	2,872,799	3,236,033
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	4,013,045	4,376,279
TOTAL ASSETS	$4,579,282	$4,902,539

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

COMMITMENTS AND CONTINGENCIES	—	—

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,657,934	$2,866,276
Derivative liabilities	1,110,865	547,940
Capital lease obligation ( current portion )	—	70,000
Notes payable, net of debt discount	2,158,116	280,486
TOTAL CURRENT LIABILITIES	7,926,915	3,764,702
Capital lease obligation (non- current portion )	—	50,906
TOTAL LIABILITIES	7,926,915	3,815,608

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized; 258,812,328 and 213,384,526 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	258,812	213,383
Capital in excess of par value	18,808,514	15,135,856
Accumulated deficit	(22,977,274)	(14,862,230)
Accumulated other comprehensive income	19,859	31,633
Non-controlling interest	542,456	568,289
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(3,347,633)	1,086,931
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,579,282	$4,902,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income Statement

Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—

Operating expenses:
Amortization and depreciation	135,747	92,602	429,743	129,432
Bank charges and interest	8,503	5,285	20,243	9,066
Sales and marketing expenses	213,308	336,332	897,722	691,188
Research & development	970,424	1,115,386	2,418,319	3,192,105
General and administrative expenses	918,044	748,043	2,268,246	3,042,945
Total operating expenses	2,246,026	2,297,648	6,034,273	7,064,736

Loss from operations	(2,246,026)	(2,297,648)	(6,034,273)	(7,064,736)

Other income (expense):
Interest expense – notes payable	(580,494)	(22,005)	(832,739)	(36,450)
Interest income	—	—	—	58
Change in fair value of derivative liability	424,091	(831)	(213,357)	13,556
Amortization of debt discount	(419,343)	(78,823)	(905,811)	(78,823)
Liquidation expenses 5Barz AG	—	—	(155,251)	—
Total other expense	(575,746)	(101,659)	(2,107,158)	(101,659)
Net loss before non-controlling interest	(2,821,772)	(2,399,307)	(8,141,431)	(7,166,395)
Non-controlling interest share of net loss	8,546	25,115	26,384	39,347
Net loss after non-controlling interest	$(2,813,226)	$(2,374,192)	$(8,115,047)	$(7,127,048)

Basic (loss) per common share	(0.01)	(0.01)	(0.04)	(0.04)
Weighted average number of shares outstanding	240,991,021	186,700,918	222,989,514	173,911,252

Other comprehensive income
Foreign currency translation (loss) gain	(11,212)	(5,247)	(11,775)	176
Other comprehensive (loss) income	(11,212)	(5,247)	(11,775)	176
Comprehensive loss	$(2,824,438)	$(2,379,439)	$(8,126,822)	$(7,126,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(Unaudited)
	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,141,431)	$(7,166,395)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	429,743	129,432
Stock based compensation	323,508	1,165,142
Change in fair value of derivative liability	213,357	(13,556)
Common shares issued for services	612,322	483,971
Interest expense – debt discount	905,811	78,823
Liquidation of 5BARz AG	155,251	—
Changes in operating assets and liabilities:

Change in inventories	(3,740)	(6,704)
Change in note receivable	(292)	65,000
Change in accounts payable and accrued expenses	1,707,717	955,403
Change in prepaid expenses and deposits	(49,970)	(76,783)
Change in unpaid interest and penalties on notes payable	820,226	29,036
Net cash from used in operating activities	(3,027,498)	(4,356,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(4,908)	(24,577)
Purchase of furniture and equipment assets	(18,946)	(76,102)
Net cash used in investing activities	(23,854)	(100,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,169,750	150,000
Proceeds used to settle notes payable	(454,968)	(105,939)
Proceeds from issuance of common stock	1,464,469	4,029,545
Proceeds from issuance of common stock by subsidiary - 5BARz AG	—	33,549
Cancellation of capital leases	(18,804)	(35,726)
Net cash provided by financing activities	3,160,447	4,071,429

Effect of foreign currency exchange	(11,775)	176

NET INCREASE (DECREASE) IN CASH	97,320	(385,705)

CASH, BEGINNING OF PERIOD	25,103	450,215

CASH, END OF PERIOD	$122,423	$64,510

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$8,704	$10,256

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable	$290,205	$70,300
Settlement of accounts payable with common stock	$119,000	$105,000
Issuance of warrants in connection with debt	$600,000	$—
Reclassification of derivative liability to equity	$714,782	$—
Reclassification of debt discount for repayment of note	$173,397	$—
Cancellation of capital lease	$83,940	$—

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

On January 12, 2015, the Company incorporated a 99.9% owned subsidiary in Bangalore, India, called 5BARz India Private Limited. The Company has delivered prototype units into India which are in testing with Tier 1 cellular network operators in the region.

These financial statements reflect the financial position for the Company and its subsidiary companies CelLynx Group Inc. and its wholly owned subsidiary CelLynx Inc., 5BARz International SA de CV, and 5BARz India Private Limited as at September 30, 2015. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statements.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recognized no revenue to date. The Company incurred losses of $8,141,431 and $7,166,395 during the nine months ended September 30, 2015 and 2014 respectively. Cash used in operating activities was $3,027,498 and $4,356,631 for the nine months ended September 30, 2015 and 2014 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

 Note 1 – Organization and Going Concern (continued)

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements and debt financing– since inception of the 5BARz business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from financing activities for the nine months ended September 30, 2015 was $3,634,219 which brings the aggregate cash from financing activities to date to $14,562,180. The Company has established a sustainable ability to raise capital to continue operations at variable rates.
•	Beta Product Testing – In December 2014, the Company made its first delivery of Beta product into India for optimization of the product and subsequent Beta testing by Cellular Network Operators in the region. That testing has been successfully completed with a cellular network operator and is ongoing with others. As a result the Company is in the process of completing commercial arrangements for the commencement of orders and deployment of product in the region. In addition, the development of new product is underway with expanded functionality and application. The Company is setting groundwork for the expansion of its commercial deployment to alternative regions globally
•	Ability to Engage High Quality Management, Technical and Advisory Personnel - Over the past several years the Company has established an advisory board and management team which have a proven track records in substantive global technology businesses, which both supports the quality of the innovative products being developed as well as the Company’s ability to integrate those products into the global marketplace.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

 Note 2 – Summary of significant accounting policies - continued

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of September 30, 2015 the Company’s inventory included 988 units of Road Warrior cellular network extenders.

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

There were no long-lived assets impairment charges recorded during the three and nine months ended September 30, 2015 and 2014.

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2015	$1,110,865	$—	$—	$1,110,865
December 31, 2014	$547,940	$—	$—	$547,940

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Fair value of financial instruments - continued

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2015	December 31, 2014
Beginning balance	$547,940	$60,018
Aggregate fair value of conversion feature upon issuance	1,064,350	263,490
Change in fair value of derivative liabilities	213,357	224,432
Reclassification of derivative liability	(714,782)	—
Ending balance	$1,110,865	$547,940

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	September 30, 2015	December 31, 2014
Stock price	$0.10	$0.11
Volatility	96%	83%
Risk-free interest rate	0.08- 0.92%	0.46%
Dividend yield	0.0%	0%
Expected life	0.01 – 2.71 years	1.6 years

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

As of September 30, 2015 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Derivative instruments

Derivative Financial Instruments The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Derivative instruments (continued)

If the Company were to enter into a financial arrangement through the issuance of convertible debt and or warrants, for which such instruments would contain a variable conversion feature with an indeterminable number of shares, the Company would apply a sequencing policy in accordance with ASC 815- 40-35-12 whereby such instruments, and all future issuances of financial instruments regardless of conversion terms, would be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. The Company may also apply sequencing in any circumstance, whereby the Company has entered into financial arrangements for commitments to issue shares, for which such issuances would exceed the authorized share limit. Upon the issuance of any such instrument, the excess shares committed to be issued, would also be reclassified as a derivative liability.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options. Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

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

The Company incurred stock based compensation charges during the three and nine month period ended September 30, 2015 and 2014 as follows;

	3 months ended		9 months ended
	September 30		September 30
	2015	2014	2015	2014
General and administrative	$49,435	$84,366	$132,843	$624,875
Research and development	57,198	83,332	97,028	369,431
Sales and marketing	37,455	85,885	93,637	170,836
Total	$144,088	$253,583	$323,508	$1,165,142

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

 Note 2 – Summary of significant accounting policies (continued)

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at September 30, 2015 and December 31, 2014 respectively of 191,262,448 and 102,517,763 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

The Company will not have sufficient Common shares available to issue should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares.

The Company applies sequencing with respect to such commitments and other circumstances as disclosed in its accounting policies for derivatives.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

In April, 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company will adopt this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.

In July 2015, the FASB issued ASU No. 2015-11, “ Inventory: Simplifying the Measurement of Inventory ”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company will adopt this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year. ASU 2015-14 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. As a result, the ASU is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, which for us is the first quarter of 2018. Earlier application is permitted for fiscal years beginning after December 15, 2016, including interim reporting periods within those years, which for us is the first quarter of 2017. We do not expect this ASU to have a material impact on our financial position, results of operations or disclosures.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Office furniture and equipment	$146,284	$137,148
Research and development equipment	13,367	169,350
Leasehold improvements	56,128	46,318
	215,779	352,816
Accumulated amortization & depreciation	(64,769)	(90,461)
Furniture & equipment net	$151,010	$262,355

During the three and nine months ended September 30, 2015 the Company incurred amortization and depreciation expense of $13,882, (2014 - $20,494) and $60,945, (2014 - $57,324) respectively.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	September 30, 2015	December 31, 2014
Technology	$3,073,140	$3,067,827
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,444,752	3,439,439
Accumulated amortization	(572,204)	(203,406)
Technology and other intangibles, net	$2,872,548	$3,236,033

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three and nine months ended September 30, 2015, $122,865, (2014 - $72,108) and $368,798 (2014 - $72,108) was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $1,822,509.

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 and 12 months ended December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Goodwill – beginning of quarter	$1,140,246	$1,140,246
Goodwill – end of quarter	$1,140,246	$1,140,246

Note 6 – Sales of common stock

During the nine months ended September 30, 2015, the Company has issued common stock as follows:

During the period January 1, 2015 to September 30, 2015 the Company issued 29,286,500 units at a price of $0.05 per unit for aggregate proceeds of $1,464,469. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

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

On July 1, 2015 the Company issued 60,000 units at a price of $0.05 per unit for services with a total value of $3,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock (continued)

On July 10, 2015 the Company issued 1,500,000 shares at a price of $0.05 per share in settlement of services valued at $75,000.

On July 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On August 7, 2015 the Company issued 24,000 shares at a price of $0.05 for conversion of interest in the amount of $1,200, representing the final interest charges on the convertible note.

On August 13, 2015 the Company issued 29,340 shares at a price of $0.05 for conversion of interest in the amount of $1,467, representing the final interest charges on the convertible note.

On August 20, 2015 the Company issued 180,000 shares for services at a price of $0.16 per share for a total value of $28,800.

On August 24, 2015 the Company issued 1,000,000 shares at a price of $0.10 per share in settlement of services valued at $100,000.

On August 26, 2015 the Company issued 4,343,589 shares at a price of $0.046 per share in settlement of a convertible note.

On August 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On September 18, 2015 the Company issued 73,970 shares at a price of $0.15 per share in settlement of services valued at $11,096.

On September 22, 2015 the Company issued 1,000,000 shares at a price of $0.12 per share in settlement of services valued at $120,000.

On September 28, 2015 the Company issued 210,000 units at a price of $0.05 per unit for services with a total value of $10,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On September 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance September 30, 2015	Balance December 31, 2014
December 17, 2012	80,000	(a)	17,832	97,832	93,045
January 8, 2013	68,356	(b)	—	68,356	96,313
August 21, 2014	—	(c)	—	—	184,667
October 6, 2014	250,000	(d)	2,493	252,493	250,623
March 3, 2015	—	(e)	—	—	—
March 6, 2015	400,000	(f)	109,836	509,836	—
May 4, 2015	100,000	(g)	23,200	123,200	—
May 21, 2015	100,000	(h)	14,817	114,817	—
May 26, 2015	—	(i)	—	—	—
June 2, 2015	—	(j)	—	—	—
June 15, 2015	102,500	(k)	22,500	125,000	—
June 17, 2015	50,000	(l)	4,494	54,494	—
June 18, 2015	100,000	(m)	8,000	108,000	—
June 18, 2015	50,000	(n)	4,326	54,326	—
June 26, 2015	104,500	(o)	8,976	113,476	—
July 9, 2015	450,000	(p)	428,571	878,571	—
July 17, 2015	62,750	(q)	4,880	67,630	—
July 30, 2015	100,000	(r)	11,868	111,868	—
August 27, 2016	59,000	(s)	658	59,658	—
August 27, 2016	100,000	(t)	11,022	111,022	—
Notes payable – 5BARz International Inc.	$2,177,106		$673,473	$2,850,579	$624,648

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance September 30, 2015	Balance December 31, 2014
May 24, 2012	15,900	(u)	27,701	43,601	37,148
September 12, 2012	12,500	(v)	18,812	31,312	26,676
CelLynx Group, Inc.	$28,400		$46,513	$74,913	$63,824
Sub-Total	$2,205,506		$719,986	$2,925,483	$688,472
Debt Discount	—		—	(767,376)	(407,986)
Total, net of debt discount	$2,205,506		$719,986	$2,158,116	$280,486

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

a)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture issuance to September 30, 2015, interest of $17,832 was accrued on the convertible debenture, resulting in a total principal and interest due at September 30, 2015 of $97,832. A derivative liability of $24,817 is recorded on this note payable at September 30, 2015.

b)     On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During period from January 8, 2013 to September 30, 2015, interest of $24,628 was accrued on the convertible debenture and $119,700 was settled by way of conversion into common stock.  On September 30, 2015 the agreement was amended, and $16,000 in past due consulting fees were added to the principal of the note for a total amount of $68,356. In addition the Company reflected a derivative liability at September 30, 2015 of $12,906 in connection with this note.

c)      On August 21, 2014 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $500,000 of which $150,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $16,667. The interest rate on the note is 0% for the first 90 days. The loan may be repaid at any time during the first three months of the note term. Thereafter, if the note is not repaid, a one-time interest charge of 12% is assessed. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00005. On March 20, 2015 the holder converted $19,200 of principle and interest on the note for 400,000 shares. On April 24, 2015 the Company entered into an agreement for the settlement of the note for proceeds of $252,334. On April 27, 2015 the holder converted a further $19,035 for 450,000 shares. On May 6, 2015 the Company paid $240,000 to settle the note and the balance of $12,334 was paid on May 21, 2015. The note has a zero balance at September 30, 2015.

d)     On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest is calculated to be $252,493 at September 30, 2015, net of an unamortized debt discount of $139,552, resulting in a carrying value of $112,941. The unamortized debt discount will be charged to interest expense over the remaining term of the Note which matures December 31, 2016.

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

 Note 7 – Notes Payable (continued)

e)      On March 3, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $350,000 of which $175,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $17,500. The loan may be repaid at any time during the first six months of the note term, at a prepayment premium on day 90 of 115%, increasing by 5% each month to month 6. On June 1, 2015, a one-time interest charge of 10% was assessed, or $19,250. After 6 months, the note is convertible into common stock of the issuer at a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the issuance, with a conversion floor price at no lower than $0.001. On August 26, 2015 the balance due under the note of $211,750 was fully converted into common stock by the issuance of 4,343,589 common shares at a price of $0.046. The balance due on the note agreement at September 30, 2015 is nil.

f)      On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. The note matures on September 6, 2015. The loan maturity may be extended for an additional 6 months by payment on the original maturity date of unpaid interest, plus a 10% extension fee. The convertible note accrues interest at a rate of 15% semi annually and provides for the conversion of the principle and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings at strike prices ranging from $0.20 to $0.30 per share are to be re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2016. The Company has the right to repay the loan by payment of the principle and accrued interest at the date of repayment. On September 6, 2015 the maturity of the loan was extended for 6 months, with the unpaid interest of $60,000 and $40,000 extension fee being added to the note payable. At September 30, 2015 unpaid principle and interest on the note aggregate $509,836.

g)      On May 6, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 50%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. In connection with the convertible debt, the Company recorded $ 95,598 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $123,200, net of an unamortized debt discount of $53,653, resulting in a carrying value of $69,547 at September 30, 2015. The unamortized debt discount was charged to income over the remaining term of the note which matured on February 6, 2016. On November 3, 2015 an amending agreement was entered into providing for the prepayment of the note at any time up to 9 months from the loan origination date at a rate of 145% of the then unpaid principle and interest due under the note.

h)      On May 21, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows, 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 111,662 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $114,817, net of an unamortized debt discount of $70,219, resulting in a carrying value of $44,598 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on May 21, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

 i)   On May 26, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $100,000. The interest rate on the note is 12%. The note is convertible into common stock of the issuer at $0.05. The principle and interest due under the note at September 30, 2015 was $100,000, net of an unamortized debt discount of $93,617, resulting in a carrying value of $6,383 at September 30, 2015. The interest in the amount of $1,167 was paid in cash on June 30, 2015. In connection with the note, a Security Agreement was signed, with a general assignment of the company assets to the note holder, and 3 million warrants were issued. On August 7, 2015, the principal amount was repaid by cash and the interest balance of $1,200 was paid by way of conversion of the balance of the note into 24,000 common shares at a price of $0.05 per share.

j)    On June 2, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $100,000. The interest rate on the note is 12%. The note is convertible into common stock of the issuer at $0.05. The principle and interest due under the note at September 30, 2015 was $100,000, net of an unamortized debt discount of $94,826, resulting in a carrying value of $5,174 at September 30, 2015. The interest in the amount of $933 was paid in cash on June 30, 2015. In connection with the note, a Security Agreement was signed, with a general assignment of the company assets to the note holder, and 3 million warrants were issued. On August 13, 2015 the principal amount was repaid by cash and the interest balance of $1,467 was paid by conversion to 29,340 shares at a price of $0.05 per share.

k)      On June 15, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note, and issued 250,000 shares at $0.10.The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. In connection with the convertible debt, the Company recorded $ 178,337 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $125,000. The note matures on June 15, 2018.

l)      On June 17, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 54,050 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $54,494, net of an unamortized debt discount of $37,397, resulting in a carrying value of $17,097 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on June 17, 2016.

m) On June 18, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. In connection with the convertible debt, the Company recorded $ 106,826 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $108,000, net of an unamortized debt discount of $75,082, resulting in a carrying value of $32,918 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on June 18, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

n)      On June 18, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 53,704 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $54,326, net of an unamortized debt discount of $37,541, resulting in a carrying value of $16,785 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on June 18, 2016.

o)      On June 26, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 18%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. In connection with the convertible debt, the Company recorded $ 99,788 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $113,476, net of an unamortized debt discount of $81,068, resulting in a carrying value of $32,408 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on December 26, 2015.

p)      On July 9, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $450,000. The interest rate on the note accrues at a rate of $50,000 within 30 days and $50,000 weekly thereafter. The principle and accrued interest is convertible into common stock after 60 days, if not repaid, in whole or in part at a conversion price of $0.02 per share. The principle and interest due under the note at September 30, 2015 was $878,571. Subsequent to September 30, 2015 the Company repaid $195,000 and is continuing to make payments under the note.

 q)      On July 17, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 25% from day 1 to 30 days, 30% from day 31 to 60 days, 35% from day 61 to 90 days, 40% from day 91 to 120 days, 45% from day 121 to 150 days, 50% from day 151 to 180 days. There is no right to prepayment after 180 days. The note is convertible into common stock of the issuer at a discount to market of 45%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. In connection with the convertible debt, the Company recorded $ 74,583 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $67,630, net of an unamortized debt discount of $48,247, resulting in a carrying value of $19,383 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on April 17, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

 r)     On July 30, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. In connection with the convertible debt, the Company recorded $ 119,672 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $111,868, net of an unamortized debt discount of $81,315, resulting in a carrying value of $30,553 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on July 30, 2016.

s)      On August 27, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is 40%. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.000058. In connection with the convertible debt, the Company recorded $ 64,727 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $59,658, net of an unamortized debt discount of $53,519, resulting in a carrying value of $6,139 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on August 27, 2016.

t)     On August 27, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principle amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. In connection with the convertible debt, the Company recorded $ 114,195 of derivative liability as of September 30, 2015. The principle and interest due under the note at September 30, 2015 was $111,022, net of an unamortized debt discount of $89,781, resulting in a carrying value of $21,241 at September 30, 2015. The unamortized debt discount will be charged to income over the remaining term of the note which matures on August 27, 2016.

u)    On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of September 30, 2015 the note is past due. The value of the derivative liability associated with this note at September 30, 2015 and 2014 was immaterial. The note principle and accrued interest outstanding at September 30, 2015 was $43,601.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

v)	On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of June 30, 2015 the note is past due. The value of the derivative liability associated with this note at June 30, 2015 and 2014 was immaterial The note was carried at $31,312 comprised of principle and interest due at September 30, 2015.

Several of the above notes require that the Company must be current in its filing with the Securities and Exchange Commissions. The Company is delinquent in its filing of its September 30, 2015 10-Q and therefore such notes are in technical default.

Note 8 – Commitments and Contingencies

Operating Lease Obligation

On August 22, 2014 (the commencement date) the Company amended the terms of its leased facilities in San Diego, California. Pursuant to the terms of that amending agreement the Company extended the terms of its base lease for a further 66 months and in addition leased an expansion premises at the same location, also for 66 months.

This lease, as amended represents aggregate minimum lease payments over the next five years and in aggregate as follows;

2015	$65,391
2016	264,314
2017	290,788
2018	300,966
2019	311,499
Aggregate over 5 years	53,380
Total	$1,286,338

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	12,250,000	$0.15	6.42
Granted	3,700,000	0.12	7.40
Exercised	—	—	—
Cancelled	(4,060,000)	0.17	6.19
Outstanding at September 30, 2015	11,890,000	$0.13	6.03
Exercisable at September 30, 2015	9,341,324	$0.13	6.03

On January 27, 2015 the Company issued 500,000 stock options at a strike price of $0.10 per share. On April 7, 2015 the company cancelled the 2,000,000 options issued on August 1, 2014 and re-issued them at strike price of $0.10. On April 22, 2015 the Company issued 100,000 stock options at a strike price of $0.10 per share, on June 19, 2015 the Company issued 800,000 stock options at a strike price of $0.10 per share on July 1, 2015 issued 300,000, during the period the Company cancelled 4,060,000 stock options, 90 days from the date of termination of the related consulting agreement. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

Options – 5BARz International Inc.

As of September 30, 2015, total unamortized compensation expenses related to unvested stock options were $150,500, This amount is expected to be recognized over a weighted average period of 12 months. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	January 27, 2015	April 7, 2015	April 22, 2015	June 19, 2015	July 1, 2015
Stock price	$0.10	$0.10	$0.10	$0.10	$0.11
Volatility	96%	96%	96%	96%	96%
Risk-free interest rate	1.36%	2.26%	1.63%	.64%	.64%
Dividend yield	0	0	0	0	0
Expected life	5 years	10 years	10 years	5 years	5 years

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
January 27, 2015	500,000	$34,540
April 7, 2015	2,000,000	$156,344
April 22, 2015	100,000	$8,810
June, 2015	1,100,000	$57,212
July 1, 2015	300,000	18,632

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the three and nine months ended September 30, 2015, $144,088 (2014 –$212,918) and $323,508 (2014 –$1,124,478) was amortized to expense.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	81,960,397	$0.28	.98
Granted *	53,905,834	0.24	1.56
Exercised	—	—
Cancelled/ expired	(33,436,552)	0.25	—
Outstanding at September 30, 2015	102,429,679	$0.27	1.01
Exercisable at September 30, 2015	102,429,679	$0.27	1.01

* During the nine months ended September 30, 2015, the Company granted 43,850,834 warrants as part of a unit in connection with various equity raises, 6,000,000 in connection with the issuance of convertible notes and 4,055,000 as part of a unit for services to consultants. In addition, the Company cancelled and re-issued 12,441,667 warrants changing the strike price to $0.05 per warrant from $0.20 and $0.30 and extending the term to 2 years, in conjunction with an additional $400,000 loan from the holders.

The Company has authorized capital of 400,000,000 shares, and accordingly should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of September 30, 2015, are as follows:

CelLynx Group, Inc. - Options Exercisable

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2014	69,000,000	$0.0002	3.27
Granted	—	—	—
Expired	—	—	—
Outstanding at September 30, 2015	69,000,000	$0.0002	2.52
Exercisable at September 30, 2015	69,000,000	$0.0002	2.52

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Warrants – CelLynx Group, Inc.

There are no warrants outstanding at September 30, 2015 in Cellynx Group Inc. The following table summarizes the warrant activity to September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	4,500,000	$.96	.12
Granted	—	—	—
Exercised	—	—	—
Expired	(4,500,000)	.96	—
Outstanding at September 30, 2015	—	$—	—
Exercisable at September 30, 2015	—	$—	—

Note 10 - Related party transactions

On January 12, 2015, the Company incorporated a 99% owned subsidiary in Mexico called 5BARz International SA de CV. The Company is in the process of selling 5BARz Road Warriors in Mexico. Upon incorporation of that subsidiary, the Company issued one (1) common share representing a 1% interest in that subsidiary to the CEO and Director of the Company for proceeds of $1,000 Mexican Pesos ($66 USD).

On January 12, 2015, the Company incorporated a 99.9% owned subsidiary in Bangalore, India, called 5BARz India Private Limited. The Company has delivered prototype units into India which are in testing with Tier 1 cellular network operators in the region. At the date of incorporation the Company issued one equity share representing a 0.1% interest in that Company, to the CEO and Director of 5BARz India Private Limited for 10 Indian Rupees ($0.16 USD).

On June 30, 2015, the Company settled $100,000 due to Dr. Gil Amelio, Chairman of the Company, by the issuance of 2,000,000 units at a price of $0.05 per unit. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share. The warrants have a term of two years, expiring June 30, 2017.

Note 11 – Investment in 5BARz AG

On October 6, 2011, the Company incorporated a subsidiary Company under the laws of Switzerland, in the Canton of Zurich, called 5BARz AG. 5BARz AG issued 10,000,000 common shares of which 5,100,000 are held by the Company, 450,000 are held by officers and a consultant to the Company and 4,450,000 were held in escrow for resale by an investment banking Company in Switzerland called BDC Investment AG. In November 2014, the Company was advised that the investment banking firm (BDC Investment AG, “BDC”) involved in the financing of 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities. Certain other Companies funded by BDC including 5BARz AG were also ordered to be liquidated. On November 3, 2014 the Financial Regulatory body in Switzerland (FINMA), placed 5BARz AG in liquidation, as the Company had not commenced planned principle operations and was raising capital in the region. On May 18, 2015, the liquidation was completed and the Company was stricken from the record in Switzerland. The Company reflects a loss of $155,251 incurred in the nine months ended September 30, 2015 as a result of the liquidation of the subsidiary ($14,583 – December 31, 2014).

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

On March 29, 2012, the Company acquired a further interest in CelLynx Group, Inc. by conversion of $73,500 of convertible debt in CelLynx Group, Inc. for the issuance of 350,000,000 shares in the capital stock of CelLynx Group, Inc. As a result, in combination with the shares acquired from existing shareholders referred to above, the registrant acquired a 60% controlling interest in CelLynx Group, Inc. and has accounted for that acquisition as a consolidated subsidiary of the registrant effective March 29, 2012.

Subsequent to that acquisition, the Company has converted amounts due, pursuant to the convertible line of credit agreement between the Company and CelLynx Group Inc. as follows;

Date	Amount converted	Shares issued
April 13, 2012	$7,700	51,333,333
May 15, 2012	$58,500	390,000,000
May 21, 2013	$9,375	375,000,000
March 31, 2014	$26,250	105,000,000
July 10, 2014	$31,620	155,000,000

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At September 30, 2015 the Company had a 60% equity ownership in CelLynx Group, Inc. with the holding of 1,489,745,971 common shares.

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group, Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At September 30, 2015, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $3,022,347 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2015	December 31, 2014
Product development costs	$914,947	$556,470
Consulting and wages	1,921,483	912,045
Legal and administrative	463,715	165,587
Acquired liabilities – CelLynx - 2012	1,108,090	1,072,328
Other	249,699	159,846
Total	$4,657,934	$2,866,276

Note 15 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of September 30, 2015, the Company has accrued $263,000 in its financial statements.

On May 7, 2015, the Companies registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 (County of Los Angeles – West Judicial District). On August 5, 2015 the Company received a default judgment in the amount of $84,947 including costs and interest. On August 19, 2015, the Company paid $5,000 related to the judgment. The balance accrued in the Company’s financial statements at September 30, 2015 is $79,947.  On December 30, 2015 the Company settled the amount due by delivery of 500,000 common shares and the agreement that a cash adjustment will be made if the shares do not have a value of $79,947 six months from the date of issue.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of September 30, 2015 the Company has accrued $171,159 for a potential liability, however that amount is in dispute. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses.

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of September 30, 2015 the Company has made a provision of $212,943 payable to the petitioners. It is the Company’s intention to vigorously defend the lawsuits.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Product Orders and Shipments

a. Product Orders and Shipments into India

On August 19, 2015 the Company received two purchase orders from Vodafone Mobile Services Limited, a tier one cellular network operator in India. The goods were shipped into Delhi and Mumbai and were provided as promotional items and expensed when shipped. On December 23, 2015 and January 9, 2016 two further Purchase Orders were received from Vodafone which represent the commencement of on-boarding of the 5BARz Cellular Network Extenders into this tier one cellular network operators supply chain in India. The Company will recognize the revenue on the sales as proceeds are received from our customer. Further, on February 16, 2016 the Company received an initial purchase order from another tier one cellular network operator in India.

b. Product Orders in Mexico

During the period August 20, 2015 to October 1, 2015 the Company received purchase orders for sales of 5BARz Road Warriors in Mexico, representing the first sales of those products in Mexico. The Company will recognize the revenue on the sales in the quarter that proceeds are received on the sales.

Note 17 – Subsequent Events

a. Sales of Common Stock

During the period October 1, 2015 to March 7, 2016 the Company issued 29,601,000 units at a price of $0.05 per unit for aggregate proceeds of $1,480,050. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year term on the attached warrant.

On October 12, 2015 the Company issued 1,500,000 shares at a price of $0.10 per share, for services with a total value of $150,000.

On October 14, 2015 the Company issued 900,000 shares at a price of $0.11 per share, for services with a total value of $ 99,000.

On October 20, 2015 the Company issued 400,000 shares at a price of $0.10 per share, for services with a total value of $40,000.

On October 22, 2015 the Company issued 500,000 shares at a price of $0.10 per share, for services with a total value of $50,000.

On October 26, 2015 the Company issued 416,666 shares pursuant to a notice of conversion of a convertible note at a price of $0.048 per share, for the conversion of $20,000 (see item c(ii) below)

On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200 (see item c(iii) below)

On December 2, 2015 the Company issued 360,000 shares at a price of $0.08 per share, for services with a total value of $28,800.

On December 21, 2015 the Company issued 1,500,000 shares at a price of $0.10 per share, for services with a total value of $150,000.

During the period from December 21 to December 24, 2015 the Company issued 8,730,000 shares for the sale of stock at a price of $0.05 per share in lieu of warrants that have expired. The sales has a total value of $436,500.

On December 30, 2015 the Company issued 500,000 shares at a price of $0.15 per share, for services with a total value of $75,000.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 17 – Subsequent Events (continued)

On December 31, 2015 the Company issued 500,000 shares at a price of $0.05 per share, for services with a total value of $25,000.

On December 31, 2015 the Company issued 3,000,000 shares at a price of $0.05 per share in settlement of a convertible note with a total value of $150,000 (see item c(i) below)

On December 31, 2016 the Company issued 124,000 shares at a price of $0.05 per share, for services with a total value of $6,200.

On January 19, 2015 the Company issued 1,578,463 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.0441 per share, for a conversion value of $69,626 (see item c(iv) below)

On January 20, 2015 the Company issued 200,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.06 per share, for a conversion value of $12,000 (see item c(iii) below).

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share, for services with a total value of $20,250.

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share, for services with a total value of $5,000.

On March 6, 2016 the Company issued 2,875,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $143,750 (see item c(v) below)

On March 6, 2016 the Company issued 8,625,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $431,250 (see item c(v) below)

b. Issuance of Convertible Promissory Notes

During the period October 7, 2015 to October 10, 2015 the Company entered into four convertible note arrangements with certain investors, in the principle amount of $85,000. Interest is accrued on the notes at a rate of 8% per annum, and the notes mature one year from the date of issue. The notes are convertible after 183 days by the borrower at a conversion price of the lesser of $0.05 per share or 70% of market, defined as the lowest trade price for a period 20 days prior to the notice of conversion, if VWAP of the shares drops below $0.05 with a 10 day look back. In no case may the debt be converted at less than $0.01 per share. The Company may prepay the note principle and interest at a rate of 125% of principal and interest within 90 days of the issue date and at a rate of 135% after 90 days from the issue date.

On October 28th, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matures on July 28, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principle and interest at rates from 145% of principle and interest within 180 days from the issue date. After 180 days the note may not be prepaid.

On October 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principle amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principle and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 17 – Subsequent Events (continued)

c. Settlement of Convertible Promissory Notes:

(i)	During the period October 6 through December 24, 2015 the Company repaid cash of $617,000 in settlement of a convertible note. On December 31, 2015 the Company entered into a settlement agreement whereby the note was settled by the issuance of 3,000,000 common shares and a required cash payment of $83,000. The $83,000 is due no later than June 30, 2016. The settlement agreement provides for the cancellation of the convertible note and the Company has reflected the share issuance and an account payable of $83,000 at December 31, 2015. The note has been cancelled at December 31, 2015. The original note was issued on July 9, 2015 in the principal amount of $450,000.

(ii)	On October 26, 2015 the Company issued 416,666 shares pursuant to a notice of conversion of a convertible note at a price of $0.048 per share, for the conversion of $20,000. On November 20, 2015 the Company issued a further 3,926,923 shares representing payment in full of the balance due on the convertible of $191,750 at a price of $0.049 per share and the convertible note was cancelled. The original convertible note was originally issued on May 3, 2015 in the principal amount of $385,000 of which $175,000 was funded by the note holder. On November 20, 2015 the balance due pursuant to the terms of the note was paid in full and the note was cancelled.

(iii)	On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200. On January 20, 2016 the Company issued 200,000 shares pursuant to the terms of a settlement agreement on that note at a price of $0.0618 per share for the settlement of $12,350 due under the terms of the note. In addition that settlement agreement provides for a series of payments to be made on the note over a period to September 30, 2016 in the aggregate amount of $120,000. At the date of issue of this report additional payments of $12,500 have been made pursuant to the terms of that settlement agreement. The convertible note was originally issued on May 6, 2015 in the principal amount of $110,000.

(iv)	On January 19, 2016 the Company issued 1,578,463 shares pursuant to a notice of conversion, in full settlement of the principal and interest due on a convertible note at a price of $0.0441 per share, for a conversion value of $69,626. The original convertible note was issued on July 17, 2015 in the principal amount of $66,250. The conversion of the note represents payment in full under the note agreement and the note was cancelled on January 19, 2016.

(v)	On March 6, 2016 the Company issued 11,500,000 shares to two convertible note holders at a price of $0.05 per share, in settlement in full of principal and interest due pursuant to the terms of convertible notes in the aggregate amount of $575,000. The original convertible notes were entered into on March 6, 2015 in the principal amount of $400,000.

d. Litigation

On January 8, 2015 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc, et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. The Company has accrued $121,616 as a liability at September 30, 2015.

On March 10, 2016 a complaint was received, filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at September 30, 2015 due to the lender of $114,821. The Company and defendants will be filing an answer to the complaint within 20 days of service.

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

During the recent quarter, the Company received initial purchase orders from one of the largest cellular network operators in India for units that are specifically channelized for operation on that operators network. The units were shipped in September 2015 pursuant to those purchase orders. The Company has received very positive feedback on the operation of these units in India. Testing has indicated data rate improvements up to 100%, elimination of dropped calls and an elimination of buffering for audio/video reception. It should be noted that the product designed for the market in India is designed in a configuration that is functional to provide services to 91 Countries globally, with an aggregate subscriber base of 2.98 billion subscribers comprising some of the most significant wireless markets in the world. Further purchase arrangements are underway with a planned on-boarding of product to integrate the Companies products, into that supply chain of our customer. In addition, sales and marketing efforts with other cellular network operators in India are progressing with product deliveries expected in the first quarter of 2016.

In the US, the Companies innovation center in San Diego has been focused upon the logistics required to meet the pending needs of the marketplace in India as well as the transition of product manufacturing from the US to India for that marketplace. In addition, the Engineering team in San Diego have continued the development of new product enhancements which will improve the products flexibility with respect to operational characteristics for various other global markets, including the US. Cellular networks throughout the world are comprised of variable configurations, using 2G, 3G and 4G LTE technologies, operating on variable bands and frequencies. New technology being integrated into the Companies products will serve to accelerate the Company’s ability to customize product for specific market needs in various geographic areas and cellular network configurations. In addition, technological developments are being completed to enhance the “mobile” product first introduced in 2010 by the Company, improving the functional and simplicity of use of that product.

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

The market opportunity for the 5BARz™ technology represents nearly 7 billion cell phone subscribers worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

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

On March 27, 2012, 5BARz acquired a 60% controlling interest in CelLynx Group Inc. and its consolidated subsidiary CelLynx Inc. Cellynx was the original developer of the core technology underlying the 5BARz business.

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

August 2015 – 5BARz receives initial purchase orders for product deliveries into Delhi and Mumbai India, from a Global Tier 1 Cellular Network operator.

September 2015 - 5BARz ships products into India pursuant to purchase orders referred to above. Initial testing results reflect data rate improvements up to 100%, elimination of dropped calls and a significant elimination of buffering for audio/video reception.

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

Service Antenna: Cigarette lighter/power cord antenna

Frequency Bands: Full-band US Cellular and full-band US PCS

System gain Cell/PCS: 40/45 dB, self-optimizing

System noise figure: 5 dB nominal at maximum gain

Power Supply: 12 VDC

Power dissipation: 6 Watts

Dimensions: 5.0″ x 4.75″ x 1.35″

Weight: 1 lb (0.45kg)

Markets and marketing strategy

The Company’s primary entry point to markets is through collaborative arrangements with Cellular Network operators. That market is comprised of nearly 7 billion cellular subscribers globally separated by geographic region as follows;

The Company has initially embarked upon a multi channel marketing strategy with initial emphasis in Latin America, India and Africa as a direct result of the very favorable factors and the stage of development of the cellular markets in those regions.

During 2011 through 2013, the Company introduced the initial product, the Road Warrior, to major wireless operators in Latin America for the purpose of their analysis of the 5BARz™ technology. It is the objective of management, that the 5BARz™ products and technology be integrated into the network infrastructure of selected cellular network operators in the region. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets. This fixed unit was first unveiled to the market in February 2014 at the Mobile World Congress in Barcelona Spain. These efforts have resulted in the development of a collaborative program, the first with a major global network operator in June 2013. This collaborative program has expanded from its inception to date with the Company building product for regions in India and South Africa as well as establishing collaborative arrangements with a greater number of network operators within those regions.

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

Results of Operations

Three month period ended September 30, 2015 compared to three month period ended September 30, 2014.

	3 Months ended September 30, 2015	3 Months ended September 30, 2014	Difference
Amortization and depreciation	$135,747	92,602	43,145
Bank charges & interest	8,503	5,285	3,218
Sales and marketing expenses	213,308	336,332	(123,024)
Research & development	970,424	1,115,386	(144,962)
General and administrative	918,044	748,043	170,001
Total Operating Expenses	2,246,026	2,297,648	(51,622)
Other income (expenses)	(575,746)	(101,659)	474,087
Net Income (Loss)	$(2,821,772)	(2,399,307)	422,465

The three months ended September 30, 2015 reflects a net loss of $2,821,772, representing an increase in the loss of $422,465 compared to the corresponding three month period loss of $2,399,307 for the period ended September 30, 2014. The largest component of this increase is interest of $580,494 incurred during the quarter in 2015 which is related to financing by way of convertible debt.

The general and administrative costs increased from 2014 to 2015 by $170,001. This amount is the result of a combination of the expansion of time and effort of the investor relations activities which increased by $342,773 comparing with the corresponding period of 2014. In addition, salaries and wages increased by $78,708 reflecting the increasing cost of staff in India. Consulting fees decreased from $163,000 in 2014 compared to $71,387 for the three months ended September 30, 2015, a decrease of $91,613, representing a rationalization of costs in US operations.

In addition research and development expenses in 2014 were greater than 2015 by $144,962. This decrease is comprised of a reduction of engineering services (outside engineering consulting) during the quarter from $396,622 in 2014 to $283,632 in 2015 a decrease of $112,990. Further, supplies expense decreased from 2014 to 2015 to make up the difference.

The Company’s net loss during the three month period ended September 30, 2015 was $2,821,772 or $0.01 per share compared to a loss of $2,399,307 or $0.01 per share during the three months ended September 30, 2014. The weighted average number of shares outstanding was 240,991,021 for the three month period ended September 30, 2015 and 186,700,918 for the three month period ended September 30, 2014..

Nine month period ended September 30, 2015 compared to nine month period ended September 30, 2014.

	9 Months ended September 30 2015	9 Months ended September 30, 2014	Difference
Amortization and depreciation	$429,743	129,432	300,311
Bank charges & interest	20,243	9,066	11,177
Sales and marketing expenses	897,722	691,188	206,534
Research & development	2,418,319	3,192,105	(773,786)
General and administrative	2,268,246	3,042,945	(774,699)
Total Operating Expenses	6,034,273	7,064,736	(1,030,463)
Other income (expenses)	(2,107,158)	(101,659)	2,005,499
Net Income (Loss)	$(8,141,431)	(7,166,395)	975,036

The nine months ended September 30, 2015 reflects a net loss of $8,141,431 representing an increase in the loss of $975,036 compared to the corresponding nine month period loss of $7,166,395 for the period ended September 30, 2014.

The significant increase in amortization and depreciation expense is the result of the Company’s policy commencing in September 2014 to amortize the Company’s intellectual property. The provision for amortization in 2015 was $368,798 and was nil in 2014.

The general and administrative costs decreased during the nine months ended September 30, 2014 to 2015 by $774,699. The largest component of this decrease was a reduction of stock based compensation from $624,875 in 2014 to $132,843 in 2015, a reduction of $492,032. The stock based compensation in 2014 arose from the issuance of options to key employees and consultants under the Company Employee Stock Option Plan. The second largest component of this decrease is attributable to consulting fees of $553,019 in 2014 compared to a reduced balance for the nine months ended September 30, 2015 of $239,387, a decrease of $313,632.

In addition research and development expenses in 2014 were greater than 2015 by $773,786. This decrease in R&D expenses is comprised of a reduction of engineering services (outside engineering consulting) during the nine months ended September 30, 2015 from $1,152,554 in 2014 to $805,459 in 2015 a decrease of $347,095. Further, supplies expense decreased from 2014 to 2015 from $314,341 to $119,543, a decrease of $194,798. The Company relied less heavily on outside engineering services and supplies after their prototype products were effectively completed.

The Company’s net loss during the nine month period ended September 30, 2015 was $8,141,431 or $0.04 per share compared to a net loss of $7,166,395 or $0.04 per share during the nine months ended September 30, 2014. The weighted average number of shares outstanding was 222,989,514 for the nine month period ended September 30, 2015 compared to 173,911,252 for nine month period ended September 30, 2014.

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

Liquidity and Capital Resources

As at September 30, 2015

As at September 30, 2015, the reporting issuer’s current assets were $415,227 and current liabilities were $7,926,915, which results in a working capital deficit of $7,511,688. The Company’s working capital deficit at December 31, 2014 was $3,500,797. This represents an increase in the Company’s working capital deficit of $4,010,891 or a 115% increase in the current year. The increase is comprised of two components. First, the Company has made a significant push during the current period in optimizing the performance of prototypes, delivered to Cellular Network operators in India. This resulted in an increase in short term unpaid product development expenses and consulting fees of $1,367,915 over the balance at December 31, 2014. In addition, the Company secured increased debt financing during the quarter, increasing the current liabilities by $1,877,630.

As at September 30, 2015, the Company’s total assets were $4,579,282 comprised of intellectual property in the amount of $2,872,799 and goodwill in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity.

As at September 30, 2015, the Company’s total liabilities were $7,926,915, comprised of current liabilities of $7,926,915 as described above. The increase in liabilities as at September 30, 2015 from year ended December 31, 2014 is related to current liabilities increase as discussed above.

Stockholders’ equity decreased from an equity balance at December 31, 2014 of $1,086,931 to a deficit balance of $3,347,636 at September 30, 2015. This decrease of $4,434,567 is attributable in the most part to equity transactions during the nine months ended September 30, 2015 of $3,706,859 being offset by a loss during the period of $8,141,431.

Cash Flows from Operating Activities

For the nine month period ended September 30, 2015, net cash flows used in operating activities was $3,027,498 consisting primarily of cash used for product development and administrative expenses.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2015, net cash flows used in investing activities was $23,854 comprised of additional patent expenditures of $4,908 as well as $18,946 of leasehold improvements.

Cash Flows from Financing Activities

The Company has financed operations through the issuance of both debt and equity securities. Convertible notes of $2,169,750 were issued as well as the sale of equity securities in the amount of $1,464,469. For the nine month period ended September 30, 2015, net cash flows provided from financing activities was $3,160,447 compared to $4,071,429 in the corresponding period of the prior year. This differential is the result of a decrease in the sales of equity securities and the pricing of those sales, due to a decrease in the market price of securities. The market for the Company’s stock has limited liquidity and as a result pricing is relatively volatile.

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

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by its subsidiary Company, Cellynx Group, Inc., under the line of credit agreement, principle and interest on September 30, 2015 was $3,065,490. This amount is eliminated on consolidation of the subsidiary in the Financial Statements of the combined entity.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013.  In August 2014 the Company entered into a further commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, at September 30, 2015, the future minimum lease payments for the existing and expanded facilities will be $1,286,338.

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

In April, 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company will adopt this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.

In July 2015, the FASB issued ASU No. 2015-11, “ Inventory: Simplifying the Measurement of Inventory ”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company will adopt this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2015 and 2014.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the nine months ended September 30, 2015 and 2014.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2015, the Companies registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 ( County of Los Angeles – West Judicial District). On August 5, 2015 the Company received a default judgment in the amount of $84,947 including costs and interest. On August 19, 2015, the Company paid $5,000 related to the judgment. The balance accrued in the Company’s financial statements at September 30, 2015 is $79,947.  On December 30, 2015 the Company settled the amount due by delivery of 500,000 common shares and the agreement that a cash adjustment will be made if the shares do not have a value of $79,947 six months from the date of issue.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of September 30, 2015 the Company has accrued $171,159 for a potential liability, however that amount is in dispute. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses.

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of September 30, 2015 the Company has made a provision of $212,943 payable to the petitioners. It is the Company’s intention to vigorously defend the lawsuits.

On January 8, 2015 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and certain officers of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc, et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. The Company has accrued $121,616 as a liability at September 30, 2015.

On March 10, 2016 a complaint was received, filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at September 30, 2015 due to the lender of $114,821. The Company and defendants will be filing an answer to the complaint within 20 days of service.

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

Ability to continue as a going concern

The Company has incurred net losses of $8,141,431 and $7,166,395 for the nine months ended September 30, 2015 and 2014. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015 and for the period to March 7, 2016, the Company has issued common stock as follows:

During the period January 1, 2015 to September 30, 2015 the Company issued 29,286,500 units at a price of $0.05 per unit for aggregate proceeds of $1,464,325. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two year term on the attached warrant.

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

On July 1, 2015 the Company issued 60,000 units at a price of $0.05 per unit for services with a total value of $3,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On July 10, 2015 the Company issued 1,500,000 shares at a price of $0.05 per share in settlement of services valued at $75,000.

On July 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On August 7, 2015 the Company issued 24,000 shares at a price of $0.05 for conversion of interest in the amount of $1,200, representing the final interest charges on the convertible note.

On August 13, 2015 the Company issued 29,340 shares at a price of $0.05 for conversion of interest in the amount of $1,467, representing the final interest charges on the convertible note.

On August 20, 2015 the Company issued 180,000 shares for services at a price of $0.16 per share for a total value of $28,800.

On August 24, 2015 the Company issued 1,000,000 shares at a price of $0.10 per share in settlement of services valued at $100,000.

On August 26, 2015 the Company issued 4,343,589 shares at a price of $0.046345 per share in settlement of a note payable services valued at $100,000.

On August 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On September 18, 2015 the Company issued 73,970 shares at a price of $0.15 per share in settlement of services valued at $11,096.

On September 22, 2015 the Company issued 1,000,000 shares at a price of $0.12 per share in settlement of services valued at $120,000.

On September 28, 2015 the Company issued 210,000 units at a price of $0.05 per unit for services with a total value of $10,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

On September 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two year term.

During the period October 1, 2015 to March 7, 2016 the Company issued 29,601,000 units at a price of $0.05 per unit for aggregate proceeds of $1,480,050. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two year term on the attached warrant.

On October 12, 2015 the Company issued 1,500,000 shares at a price of $0.10 per share, for services with a total value of $150,000.

On October 14, 2015 the Company issued 900,000 shares at a price of $0.11 per share, for services with a total value of $ 99,000.

On October 20, 2015 the Company issued 400,000 shares at a price of $0.10 per share, for services with a total value of $40,000.

On October 22, 2015 the Company issued 500,000 shares at a price of $0.10 per share, for services with a total value of $50,000.

On October 26, 2015 the Company issued 416,666 shares pursuant to a notice of conversion of a convertible note at a price of $0.048 per share, for the conversion of $20,000 (see item d(ii) below)

On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200 (see item d(iii) below)

On December 2, 2015 the Company issued 360,000 shares at a price of $0.08 per share, for services with a total value of $28,800.

On December 21, 2015 the Company issued 1,500,000 shares at a price of $0.10 per share, for services with a total value of $150,000.

During the period from December 21 to December 24, 2015 the Company issued 8,730,000 shares for the sale of stock at a price of $0.05 per share in lieu of warrants that have expired. The sales has a total value of $436,500.

On December 30, 2015 the Company issued 500,000 shares at a price of $0.15 per share, for services with a total value of $75,000.

On December 31, 2015 the Company issued 500,000 shares at a price of $0.05 per share, for services with a total value of $25,000.

On December 31, 2015 the Company issued 3,000,000 shares at a price of $0.05 per share in settlement of a convertible note with a total value of $150,000 (see item d(i) below)

On December 31, 2016 the Company issued 124,000 shares at a price of $0.05 per share, for services with a total value of $6,200.

On January 19, 2015 the Company issued 1,578,463 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.0441 per share, for a conversion value of $69,626 (see item d(iv) below)

On January 20, 2015 the Company issued 200,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.06 per share, for a conversion value of $12,000 (see item d(iii) below).

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share, for services with a total value of $20,250.

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share, for services with a total value of $5,000.

On March 6, 2016 the Company issued 2,875,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $143,750 (see item d(v) below)

On March 6, 2016 the Company issued 8,625,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $431,250 (see item d(v) below)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s 60% owned subsidiary Cellynx Group, Inc. is in default under the terms of convertible notes for non-payment as follows;

Company	Payee	Principal Amount	Accrued penalty and interest	Total amount due

CelLynx Group, Inc.	Asher Enterprises, Inc.	28,400	46,513	$74,913

ITEM 4.   MINE SAFETY DISCLOSURES

None

ITEM 5.   OTHER INFORMATION

(a)	None.

(b)	There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *

* Filed herewith .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

5BARz International Inc.
(Registrant)

Date: March 14, 2016	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors