Form 10-K
period 2015-12-31
5BARz International, Inc.
filed 2016-04-27
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

At June 30, 2015, the end of our second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $23,751,643 based on the closing price of $0.10 as reported on the Over-the-Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of April 7, 2016 was 340,994,687.

DOCUMENTS INCORPORATED BY REFERENCE: None

5BARz International Inc.

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 19, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 29, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2015. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

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

The 5BARz Cellular Network Extender was unveiled at the Mobile World Congress in Barcelona, Spain, March 2014. Since that time the product has undergone significant product field testing in international locations and improvements during the year, resulting in a product which management considers to be ready for deployment.

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

On November 10, 2011, the Company incorporated a subsidiary Company in Zurich Switzerland called 5BARz AG. 5BARz AG had been granted the exclusive rights by way of a sub-license for the Sales and Marketing of the 5BARz™ products in the region, commonly referred to as the “DACH” in Europe, comprised of Germany, Austria and Switzerland. In November 2014, the Company was advised that an investment banking firm (BDC Investment AG, “BDC”) involved in the financing of 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities and that certain other Companies funded by BDC including 5BARz AG were also ordered to liquidate. At the date of liquidation, May 18, 2015, the Company held a 94.3% equity interest in 5BARz AG. The license agreement provided for the termination of the license agreement in the event of liquidation. The Company reflected a loss of $155,251 as a result of the liquidation of 5BARz AG for the year ended December 31, 2015.

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

On January 12, 2015, 5BARz India Private Limited was incorporated in India, a 99.9% subsidiary of 5BARz International, Inc. The Company has delivered prototype products into India in December 2014, and that product is experiencing very positive test results. During the year ended December 31, 2015, 5BARz India Private Ltd. has worked with Tier 1 cellular network operators in the region, in presenting prototype product and calibrating the product for maximization of effectiveness in the region. As a result the Company has received purchase orders from two, tier one, cellular network operators in the region. The purchase orders are comprised of orders from 50 to 100 units each shipped into different areas in India. The aggregate sales under open purchase orders is $27,000 USD.  The Company expects to expand this program in the upcoming year.

At December 31, 2015 the Company had five (5) full time employees and twenty-eight (28) consultants working with the Company globally.

Milestones

2007: A 5BARz™ working prototype was developed as an affordable consumer friendly single piece plug ‘n play booster with a minimum of 45dB of gain in both up and down paths. This was the initial proof of concept product.

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

March 2015 - 5BARz India signs an investment banking engagement agreement with Axis Capital Ltd. of Mumbai, India, with the intention of raising $20 million USD to fund operations. To date no funds have been raised under this agreement.

August 2015 – 5BARz receives initial purchase orders for product deliveries into Delhi and Mumbai India, from Vodafone, a Global Tier 1 Cellular Network operator.

September 2015 - 5BARz ships products into India pursuant to purchase orders referred to above. Initial testing results reflect data rate improvements up to 100%, elimination of dropped calls and a significant elimination of buffering for audio/video reception.

September 2015 – 5BARz presents at Axis Capital Emerging Champions Conclave 2015 in Mumbai, India. 5BARz has engaged Axis Capital for the raise of $20 million USD for the expansion of operations in the region. To date no funds have been received under this agreement.

October 2015 – 5BARz India expands its executive team with several new industry veterans joining the Company, including the former Head of Marketing across emerging markets for Vodafone consumer products, and a former executive with the consumer products business units of Samsung and LG Electronics.

December 2015 – 5BARz India expands operations with add on purchase orders received from Vodafone India Ltd.

March 2016 – 5BARz expands capital raising and market developments in India with investments of $1,110,000 during the month and the completion of the approval process with a new Tier 1 Cellular network operator in India. As a result the Company is an approved vendor to cellular network operators that represent 42% of the cell phone subscriber market in India.

The Market Opportunity

The market opportunity for the 5BARz™ technology represents 7.3 billion cell phone connections worldwide and is growing as a result of the following factors;

•	Dead zones, weak signals, and dropped calls are the biggest problems in the industry. Now, by adding internet and video, the quality issue is increasing exponentially.

•	76% of cellular subscribers use their mobile phone as the primary phone

•	More consumers are using mobile phones for web browsing, up and down- loading photos, videos and music

•	More mobile phones are operating at higher frequencies which have less ability to penetrate buildings

•	Weak signals make internet applications inaccessible and slow and increase the drain on cell phone batteries.

•	Forty percent of all mobile phone users report inadequate service in their homes or office and we estimate that 60% of the 7.3 billion mobile phone users worldwide consider continuous connectivity to be very important.

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

Additional features

•	May be factory tuned to specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
•	No latency
•	Small footprint

Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – BR	PI0919140-2
Multi-Band Wireless Repeater – CA	2739184
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – EU	09815384.4
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	62/315831
High Gain Wireless Repeaters	62/315812
Self Organizing Network Extenders	62/315847

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improves wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site. Limited number of users and limited to registered users.	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home. At times, it degrades the other services since the same internet connection is used for data services (e.g. Netflix, voice, web browsing, video streaming). Connection to internet is complex.

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
Reliability

•   Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self contained, fewest cables/connector and only one simple power connection.

•   Built in Oscillation suppression circuitry

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

According to the GSM Association, the international wireless industry association, 2015 was a year of continued growth in the mobile industry. The wireless industry achieved more than 7.3 billion mobile connections and operator revenues of more than $1 trillion. The acceleration of 4G was a major highlight; the global 4G connection base passed the 1 billion mark in late 2015. 4G networks are now available in 151 countries across the world. The global subscriber penetration rate now stands at 63%, with regional penetration rates ranging from 43% in Sub-Saharan Africa to 85% in Europe. (Source: The Mobile Economy 2016, GSMA, 2016)

In 2015, it became abundantly clear that developing regions drive growth in the cellular industry. According to the GSM Association, more than 90% of the incremental 1 billion new mobile subscribers forecast by 2020 will come from developing markets. The number of smartphone connections globally will increase by 2.6 billion by 2020, and again around 90% of that growth will come from developing regions. China is already the largest smartphone market, but India will be the real growth driver; it is set to add almost half a billion new connections over the next five years.

Market Strategy

The Company has initially embarked upon a multi channel marketing strategy with initial emphasis in India as a direct result of the very favorable factors and the stage of development of the cellular markets in that region. The Company has limited activity in Latin America and Africa as the India market penetration strategy is being deployed.

Market Strategy - continued

During 2015, the Company has provided cellular network extenders to several Tier 1, cellular network operators in India. Each unit is calibrated to operate exclusively on that cellular operator’s frequency band. It is the objective of management, that the 5BARz™ products and technology be integrated into the network infrastructure of selected cellular network operators in the region. The intent is to work with cellular network operators in integrating the fixed cellular network extenders, designed for use in the home or office markets. This fixed unit was first unveiled to the market in February 2014 at the Mobile World Congress in Barcelona Spain. Since that time the Company has worked with several Tier 1 Cellular Network operators.

The mobile cellular network extenders (Road Warrior’s), which are not carrier specific are to be marketed through more conventional distribution channels. At the present time the Company has a limited inventory of Road Warrior devices in Mexico, however sales and marketing efforts have been mitigated until such time as the Company has adequate resources to embark upon a substantive sales, marketing and distribution strategy in the region. Current focus of marketing effort is in India.

In addition, the Company is in the process of designing future applications of the Company’s technology. Near term design applications include the integration of additional software and hardware which facilitate the product to become an effective center of communications for smart home / smart office. Future design applications will facilitate the integration of the technology with Original Equipment Manufacturer’s (OEM’s). The design will add connectivity improvement built into computers, automobiles, RV’s, snow machines etc.

The Wireless Market in India

The distribution of the wireless market in India between cellular Network operators is as follows;

Source: Telecom Regulatory Authority of India – March 2015

Wireless market in India - continued

On the global stage, India experienced continued rapid growth in new mobile-phone connections with 66.9 million net additions in 2014, according to the Telecom Regulatory Authority of India (TRIA), the official Indian regulatory body. According to TRIA, the wireless subscriber base amounted to 1.01 billion at the end of 2015, representing an increase of 67 million subscribers over 2014, when total wireless subscribers amounted to 943.97 million.

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

The government has recently permitted Foreign Direct Investment in the telecom sector

The industry has moved toward a more friendly regulatory environment

Burgeoning data usage, has created the need for improved connectivity

Customer Satisfaction - A vital cornerstone of any service is the customer. His satisfaction is a direct indicator of running a good business. This is primarily the service providers’ responsibility. 5BARz is offering to service providers improved connectivity for their customers.

Marketing in India

Following the introduction of a number of prototype units for use in India in December 2014, we commenced work locally through a variety of channels. The Company’s consulting engineering team put these units through a series of field trials in the region, and calibrated the units for optimal performance in the region. Equally important was the joint work that commenced with the R&D department of a Tier 1 cellular network operator in India. By the end of this process, we reached the conclusion that the Indian market had substantial need for our technology. The Company’s objective therefore was to manufacture and distribute the 5BARz products, working in conjunction with cellular network operators in India.

Since that early engagement in December 2014, our involvement in the Indian market has expanded further. Following successful field testing, two of the largest cellular telecom companies in India approved us as vendors. The commencement of the first shipment of units to India followed our purchase order received in August 2015 from Vodafone. We have since received follow on purchase orders from that entity as well as an initial purchase order from a second tier 1 cellular network operator in the region.

We anticipate that our commercial activities in India will grow and expand in various areas with additional cellular network providers adopting us as approved vendors.

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

Ability to continue as a going concern.

The Company has incurred net losses for the period from inception November 14, 2008, to December 31, 2015. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

Dependence upon two directors and limited management and consultants

The Company currently has only two individuals serving as its officers and directors, and five employees and approximately twenty eight consultants. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and secure additional personnel and may, from time to time, find that the inability of the officers and directors to fully meet the needs of the business of the Company results in a delay in progress toward implementing its business plan.

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

Competitive Technologies

The Companies technology relates to a market that is highly competitive and a much sought after solution by cellular networks. The Company expects to be at a disadvantage when competing with firms that have substantially greater financial and management resources and capabilities than the Company. The Company is subject to technological obsolescence should other technologies be developed which are superior to the Companies technology. Having said that, at the current time the Company’s core technology is superior to others in the market for the following reasons;

• The Companies technology provides for a single unit solution. Competitors require separation of the send and receive antennae. This gives us a cost advantage as well as fully engineered, plug and play simplicity.
• The Company’s technology offers highly engineered monitoring of signal strength, automated stabilization and amplification of the signal resulting in seamless connectivity for the user.
• The Company has developed a growing list of attributes working with Cellular Network operators which provide t operators unsurpassed ability to monitor and remotely manage the units performance.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

The Company has a leased property in San Diego, California, referred to as the “Innovation Center” for the Company, which is the offices of the Engineering department of the Company. The location of the Innovation Center is 9444 Waples Street, Suite 140, San Diego, California, 92121.

In addition, the Company has a leased office in Miami, Florida which is the finance and administrative office for the Company, located at 1111 Brickell Ave., 11th Floor, Miami, Florida 33131

The Company has a leased an office in Mexico City, Mexico, utilized by our manager of business development in Mexico, located at Av Jesus del Monte, #39, Piso 2B, Jesus Del Monte, Huixquilucan, Estado de Mexico, 52764.

In India, the Company’s subsidiary, 5BARz India Private Limited have leased premises within the offices of Aseema Softnet Technologies Private Limited at Suite #1741, 2nd floor, 9 Cross, J.P. Nagar 2 Phase, Bangalore 560-078.

We believe that our existing facilities, comprised of leased facilities, are in good condition and suitable for the conduct of our business.

For additional information regarding obligations under operating leases, see Note 9 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties, other than those listed below. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. As of December 31, 2015, the Company has accrued $263,000 in its financial statements.

On May 7, 2015, the Company’s registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 (County of Los Angeles – West Judicial District). On August 5, 2015 the Company received a default judgment in the amount of $84,947 including costs and interest. On August 19, 2015, the Company paid $5,000 related to the judgment. On December 30, 2015 the Company settled the amount due by delivery of 500,000 shares of common stock with a value at the date of issue of $70,000 and the agreement that a cash adjustment will be made if the shares do not have a value of $79,947 six months from the date of issue.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claim alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of December 31, 2015 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses.

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of December 31, 2015 the Company has accrued $212,943 for the petitioners. It is the Company’s intention to vigorously defend the lawsuits.

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc, et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. The Company has accrued $121,616 as a liability at December 31, 2015. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement.

Item 3 – Legal proceeding – continued

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against 5BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at December 31, 2015 due to the lender of $174,064. The Company and defendants have engaged counsel and are filing an answer to the complaint. This lawsuit is currently in the discovery stage and the Company has not accrued for any loss on this matter at this time.

On April 11, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC. a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $933 and repaid the loan principal of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015 the Company issued 29,340 shares as final payout of the note interest via conversion into shares pursuant to the note terms. R Squared Partners LLC has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company and defendant will be filing an answer to the complaint.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock trades on the OTC Bulletin Board system under the symbol “BARZ”. The stock commenced trading in October 2010.

The High/Low price at which the stock traded during the two year period ended December 31, 2015 are as follows;

Quarter Ended	High	Low
October 1 –December 31, 2015	$0.17	$0.08
July 1 – September 30, 2015	$0.20	$0.09
April 1- June 30, 2015	$0.12	$0.08
January 1 – March 31, 2015	$0.17	$0.07
October 1 –December 31, 2014	$0.19	$0.09
July 1 – September 30, 2014	$0.23	$0.17
April 1- June 30, 2014	$0.23	$0.16
January 1 – March 31, 2014	$0.27	$0.17

Holders of Record

As of April 8, 2016, the last sale price of our common stock on the OTCBB was $0.072 per share.  As of April 7, 2016, there were approximately 325 stockholders of record holding 340,994,687 common shares.

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

During the period January 31, 2014 to March 5, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total fair value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total fair value of $287,500.

During the period March 6, 2014 to November 14, 2014 the Company issued 23,103,632 units at a price of $0.15 per unit for aggregate proceeds of $3,465,545. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

During the period April 28, 2014 to September 15, 2014 the Company issued 325,000 units at a price of $0.15 per unit for services with a total value of $48,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

On May 1, 2014 the Company issued 2,000,000 shares for services valued at $160,000.

On May 29, 2014 the Company issued 347,222 shares at a price of $0.144 per share for the settlement of notes payable with a total value of $50,000.

During the period June 1, 2014 to September 30, 2014 the Company issued 200,000 shares at a price of $0.20 and $0.21 per share for services with a total fair value of $40,000.

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

During the period November 21, 2014 to December 31, 2014 the Company issued 14,400,000 units at a price of $0.05 per unit for aggregate proceeds of $720,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

During the period January 1, 2015 to September 30, 2015 the Company issued 29,286,500 units at a price of $0.05 per unit for aggregate proceeds of $1,464,325. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

On January 13, 2015 the Company issued 331,986 shares at a price of $0.069 per share for the settlement of convertible notes payable with a total value of $23,000. The balance of principal and interest due under this convertible note, after this conversion was $74,829.

On February 2, 2015 the Company issued 75,000 shares at a price of $0.10 per share for services valued at $7,500.

Private Placements – continued

On February 2, 2015 the Company issued 180,000 shares at a price of $0.05 per share in settlement of accrued payables of $9,000.

On February 9, 2015 the Company issued 400,000 shares at a price of $0.05 per share in settlement of services valued at $20,000.

On February 20, 2015 the Company issued 180,000 shares for services at a price of $0.05 per share for a total value of $9,000.

On March 20, 2015 the Company issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principal and interest due under the terms of a convertible promissory note. The balance of principal and interest due under that note after the conversion was $167,467.

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

On April 29, 2015 the Company issued 240,000 units at a price of $0.05 per unit for services with a total value of $12,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On May 29, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On June 2, 2015 the Company issued 400,000 units at a price of $0.05 per unit for services with a total value of $20,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

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

On June 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On June 30, 2015 the Company issued 144,250 shares at a price of $0.10 per share in settlement of services valued at $14,425.

On June 30, 2015 the Company issued 2,000,000 units at a price of $0.05 per unit for services with a total value of $100,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On July 1, 2015 the Company issued 60,000 units at a price of $0.05 per unit for services with a total value of $3,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

Private Placements - continued

On July 10, 2015 the Company issued 1,500,000 shares at a price of $0.05 per share in settlement of services valued at $75,000.

On July 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

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

On August 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On September 2, 2015 the Company issued 3,926,923 shares at a price of $0.048 per share for the settlement of convertible notes payable with a total value of $191,749.

On September 18, 2015 the Company issued 73,970 shares at a price of $0.15 per share in settlement of services valued at $11,096.

On September 22, 2015 the Company issued 1,000,000 shares at a price of $0.12 per share in settlement of services valued at $120,000.

On September 28, 2015 the Company issued 210,000 units at a price of $0.05 per unit for services with a total value of $10,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On September 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

During the period October 1, 2015 to December 31, 2015 the Company issued 21,181,006 units at a price of $0.05 per unit for aggregate proceeds of $1,059,050. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

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

Private Placements – continued

On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200.

On November 30, 2015 the Company issued 124,000 units at a price of $0.05 per unit for services with a total value of $6,200. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On December 2, 2015 the Company issued 360,000 shares at a price of $0.08 per share, for services with a total value of $28,800.

On December 21, 2015 the Company issued 1,500,000 shares at a price of $0.10 per share, for services with a total value of $150,000.

During the period from December 21 to December 24, 2015 the Company issued 8,730,000 shares for the sale of stock at a price of $0.05 per share in lieu of warrants that have expired. The sales have a total value of $436,500.

On December 30, 2015 the Company issued 500,000 shares at a price of $0.15 per share, for services with a total value of $75,000.

On December 31, 2015 the Company issued 500,000 shares at a price of $0.05 per share, for services with a total value of $25,000.

On December 31, 2015 the Company issued 3,000,000 shares at a price of $0.05 per share in settlement of a convertible note with a total value of $150,000.

During the period January 1, 2016 to April 7, 2016 the Company issued 27,820,000 units at a price of $0.05 per unit for aggregate proceeds of $1,391,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On January 19, 2016 the Company issued 1,578,463 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.0441 per share, for a conversion value of $69,626 (see item c(iv) below).

On January 20, 2016 the Company issued 200,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.06 per share, for a conversion value of $12,000 (see item c(iii) below).

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share, for services with a total value of $20,250.

On February 26, 2016 the Company issued 312,650 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $15,633 (see item c(vi) below).

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share, for services with a total value of $5,000.

On March 6, 2016 the Company issued 2,875,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $143,750 (see item c(v) below).

On March 6, 2016 the Company issued 8,625,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $431,250 (see item c(v) below).

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note, after this conversion was $66,653.

On March 31, 2016 the Company issued 115,000 units at a price of $0.05 per unit for services with a total value of $5,750. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

Private Placements – continued

On March 31, 2016 the Company issued 600,784 units at a price of $0.05 per unit, for services with a total value of $30,039.

Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 for a term of two years.

Equity Compensation Plans

On May 17, 2013 the Board of Directors of the Company adopted the 2013 Stock Option plan.

Plan Category	(a) Number of common shares to be issued pursuant to outstanding options	(b) Weighted Average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders	15,480,000	$0.11	4,520,000
Total	15,480,000	$0.11	4,520,000

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

Overview

5BARz International Inc. is the owner, developer and sales and marketing Company for a line of cellular network devices branded under the 5BARz™. These highly engineered products are state of the art consumer electronics that manage cell signal within the proximity of the user providing much improved cellular clarity. The products are plug and play, without the need for extensive set up, and can be delivered as carrier agnostic or set to operate on a single carrier’s network. The first product brought to market is the 5BARz™ Road Warrior, a plug and play device designed for users on the go.

The Company commenced business in 2008 through a subsidiary operation Cellynx Inc. and over the past 7 years has invested in the development of a technology which has the capability of significantly improving cellular connectivity, clarity and speed in the vicinity of the user. This year the Company is at that inflection point where its products are now market ready, and have commenced receiving orders from some of the largest cellular network operators in the world. The Company’s initial market is India, which provides a market which has an epidemic need for the 5BARz products as well as a growth potential which has more potential for growth than most any in the world.

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

Going Concern

The registrant has an accumulated deficit through December 31, 2015 totaling $25,260,274 and recurring losses and negative cash flows from operations. Because of these conditions, the registrant will require additional working capital to develop its business operations. The registrant’s success will depend on its ability to raise money through debt and the sale of stock and the development and sale of product to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary working capital to launch the global sales and marketing activities for the Company.

Management believes that the market sectors that it is in the process of developing in India, sectors within Africa, Western Europe, Asia and the USA will yield significant results. Further, the efforts that the Company has made to promote its business, by introducing the products to Cellular Network operators and having the products tested for technical efficacy, has positioned the Company for integration of the products through cellular network operators in a very meaningful way. Management is focused upon achieving that goal. If the Company’s capital raising efforts do not continue to be successful, the registrant’s ability to continue as a going concern will be in question. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year ended December 31 2015	Year ended December 31, 2014	Difference
Sales	$2,350	$—	$2,350
Cost of Sales	(6,989)	—	(6,989)
Gross Profit	(4,639)	—	(4,639)
Operating Expenses:
Amortization and depreciation	566,929	282,636	284,293
Bank charges and interest	1,486,670	74,473	1,412,197
Sales and marketing expenses	1,179,616	1,210,812	(31,196)
Research and development	3,148,561	4,123,841	(975,280)
General and administrative expenses	3,177,695	3,704,013	(526,318)
Total Operating Expenses	9,559,471	9,395,775	163,696
Other income (expenses)	(864,656)	(344,461)	(520,195)
Net Loss	$(10,428,766)	$(9,740,236)	$688,530

The year ended December 31, 2015 reflects a net loss of $10,428,766 representing an increase in the loss of $688,530 compared to the year ended December 31, 2014 loss of $9,740,236.

The total operating expenses for the year ended December 31, 2015 were $9,559,471 (2014 - $9,395,775). The Company has continued to pursue the financing of its operations during the year and the commercialization of its technology, and products in India and Latin America. The Company incurred sales and marketing expenses of $1,179,616 (2014 – $1,210,812) and general and administrative expenses of $3,177,695 ( 2014 - $3,704,013). The most significant portion of the operating expense increase of $163,696 is the $1,412,197 increase in bank charges and interest expenses, resulting from the increase in the notes that the Company used as a financing method during the year which had high interest costs, and high interest accruals arising from default on various notes.

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

In April, 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company adopted this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company applied the new guidance retrospectively to all prior periods. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “ Inventory: Simplifying the Measurement of Inventory ”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company adopted this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company applied the new guidance retrospectively to all prior periods. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

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

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. An entity should disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is not permitted for all public business entities. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2013, the Company first performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2015 and 2014.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. Based upon its review, the Company believes that as of December 31, 2015 and 2014, there was no impairment on its long-lived assets.

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s former subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Assets and liabilities are translated based upon the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting gain and loss adjustments are accumulated as a component of stockholders equity and other comprehensive income.

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

For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period.

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

Liquidity and Capital Resources

As at December 31, 2015

As at the year ended December 31, 2015, the reporting issuer’s current assets were $582,007 (2014 - $263,905) and current liabilities were $9,748,917 (2014 - $3,764,702), which resulted in a working capital deficiency of $9,166,914 (2014 - $3,500,797). As at December 31, 2015, current liabilities were comprised of: (i) $1,118,495 in accounts payable and accrued expenses that arose from the acquisition of the Company’s subsidiary CelLynx Group, Inc. acquired in March 2012; and (ii) $3,878,723 of accounts payable and accrued liabilities arising from the operations of 5BARz International Inc. (iii) $2,883,264 of notes payable, and $1,868,439 of derivative liabilities arising from convertible debt that contained a variable conversion feature with an indeterminable number of shares therefore the Company applied a sequencing policy resulting in all warrants issued subsequently to be classified as a derivative liability with the exception of share based compensation to employees or directors.

As at December 31, 2015, the Company’s total assets were $4,619,805 comprised of: (i) $582,007 in current assets; and (ii) $2,753,585 comprised of the 5BARz™ intangible assets, net (iii) $1,140,246 comprised of goodwill on the 60% investment in CelLynx Group, Inc., and (iii) $143,967 of furniture and equipment, net.

As at December 31, 2015, the Company’s total liabilities were $9,748,921 (2014 - $3,815,608).

Stockholders’ equity decreased from an equity balance of $1,086,931 at December 31, 2014 to stockholders’ equity of ($5,129, 116) at December 31, 2015. This decrease of $6,216,047 is attributable in the most part to a loss during the period of $10,398,044, which was offset by the issuance of equity securities of $4,304,489. The differential is comprised of warrants being reclassified as derivative liabilities.

The Company is an emerging growth company and has not commenced planned principle operations. The Company has no substantial revenue to date. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz™ product and commence its planned operations.

Subsequent to December 31, 2015 the Company issued 27,820,000 units from a Private Placements for proceeds of $1,391,000 at a price of $0.05 per unit, completed during the period January 1, 2016 to April 7, 2016.

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

Cash Flows used in Operating Activities

For the year ended December 31, 2015, net cash flows used in operating activities was $4,044,033 consisting primarily of cash used for general and administrative expenses, research and development and sales and marketing costs. In addition, the Company financed operating activities through a significant increase in accounts payable and accrued expenses in the amount of $1,947,814, and the issuance of stock based compensation of $375,697.

Cash Flows from Investing Activities

For the year ended December 31, 2015, net cash flows used in investing activities was $31,831 comprised of expenditures on furniture and equipment assets of $22,413, as well as $9,418 paid for the filing of additional patent applications.

Cash Flows from Financing Activities

The Company has financed operations from the issuance of equity and debt securities. For the year ended December 31, 2015, net cash flows provided from financing activities was $4,346,680 comprised of proceeds from the sale of common stock in the amount of $2,960,168 and proceeds the issuance of convertible securities of $2,476,750. The Company repaid convertible notes in the amount of $1,071,434 and cancellation of capital leases of $18,804.

We expect that working capital requirements will continue to be funded through further issuances of securities by the Company as well as the sales of equity in subsidiaries licensed to sell 5BARz product in foreign jurisdictions and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has continued to finance operations through private placements by way of unit offerings to accredited investors. Each unit comprises of a share and warrant. In addition, during the year ended December 31, 2015 the Company financed by way of convertible debt as a bridge financing in front of larger financings in progress. In March 2015 the Company announced the engagement of Axis Capital, one of the leading investment banks in India to work with the Company in raising $20 million for the development of 5BARz India, incorporated in January 2015. Continued sales of equity securities by the parent Company, trade credit arrangements, as well as anticipated cash flow from sales of product are expected to be adequate to fund our operations over the next twelve months. We have no bank financing arrangements. Generally, we have financed operations to date through private placement of equity and debt and an increase in liabilities due to individuals and businesses that work with the Company. It is the intent of the Company to reduce its net working capital deficit once revenues are generated from its planned principal operations in the upcoming year. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our line of product; and (ii) expansion of our operations on a more global scale.

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

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows discussed previously. The following table summarizes our contractual obligations at December 31, 2015:

	PAYMENTS DUE BY PERIOD
December 31, 2015	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Operating leases – US facilities	$1,220,947	$264,314	$591,754	$364,879	$—
Operating lease – India	43,200	10,800	32,400
Total	$1,264,147	$275,114	$624,154	$364,879	$—

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months. In May 2014 the Company entered into a commitment to expand the Company’s leased facilities in San Diego for a period of 66 months, from September 1, 2014. As a result, the future minimum lease payments for the existing and expanded facilities at December 31, 2015 is $1,220,947.

On January 1, 2015 the Company entered into an operating lease arrangement in India for the sub-lease of facilities at a monthly cost of $900 (USD) per month. The sub-lease term is five (5) years. The future minimum lease payments at December 31, 2015 are $43,200.

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

Item 8. Financial Statements and Supplementary Data

5BARZ INTERNATIONAL, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets:
At December 31, 2015 and December 31, 2014	F-2

Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2015 and December 31, 2014	F-3

Consolidated Statements of Cash Flows:
For the years ended December 31, 2015 and December 31, 2014	F-4

Consolidated Statements of Stockholders' (Deficit) Equity:
For the years ended December 31, 2015 and December 31, 2014	F-5

Notes to Consolidated Financial Statements:	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of 5BARz International, Inc.

We have audited the accompanying consolidated balance sheets of 5BARz International, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 5BARz International, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has had recurring operating losses since its inception and has historically been dependent on raising capital from external sources in order to fund its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum llp

New York, NY

April 26, 2016

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2015 AND DECEMBER 31, 2014
	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$294,561	$25,103
Inventories	167,059	165,091
Prepaid expenses and deposits	119,061	73,711
Other receivables	1,326	—
TOTAL CURRENT ASSETS	582,007	263,905

FIXED ASSETS:
Furniture and equipment, net	143,967	262,355
OTHER ASSETS:
Intangible assets, net	2,753,585	3,236,033
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,893,831	4,376,279
TOTAL ASSETS	$4,619,805	$4,902,539

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,997,218	$2,866,276
Derivative liabilities	1,868,439	547,940
Capital lease obligation ( current portion )	—	70,000
Notes payable, net of debt discount	2,883,264	280,486
TOTAL CURRENT LIABILITIES	9,748,921	3,764,702
Capital lease obligation (non- current portion )	—	50,906
TOTAL LIABILITIES	9,748,921	3,815,608
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $.001 par value, 400,000,000 shares authorized; 298,097,334 and 213,384,526 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	298,096	213,383
Capital in excess of par value	19,265,220	15,135,856
Accumulated deficit	(25,260,274)	(14,862,230)
Accumulated other comprehensive income	30,275	31,633
Non-controlling interest	537,567	568,289
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(5,129,116)	1,086,931
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,619,805	$4,902,539

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Income Statement

Sales	$2,350	$—
Cost of Sales	(6,989)	—
Gross profit (loss)	(4,639)	—
Operating expenses:
Amortization and depreciation	566,929	282,636
Bank charges and interest	1,486,670	74,473
Sales and marketing expenses	1,179,616	1,210,812
Research and development	3,148,561	4,123,841
General and administrative expenses	3,177,695	3,704,013
Total operating expenses	9,559,471	9,395,775

Loss from operations	(9,564,110)	(9,395,775)

Other income (expense):
Interest income	—	58
Change in fair value of derivative liability	45,356	(224,432)
Interest expense – debt discount	(754,761)	(105,504)
Liquidation expenses 5Barz AG	(155,251)	(14,583)
Total other expense	(864,656)	(344,461)
Net loss before non-controlling interest	(10,428,766)	(9,740,236)
Non-controlling interest share of net loss	30,722	(51,604)
Net loss after non-controlling interest	$(10,398,044)	$(9,688,632)

Basic and diluted (loss) per common share	(0.04)	(0.05)
Weighted average number of shares outstanding	232,848,166	179,383,808

Other comprehensive income
Foreign currency translation gain	(1,358)	2,399
Other comprehensive income	(1,358)	2,399
Comprehensive loss	$(10,399,402)	$(9,686,233)

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,428,766)	$(9,740,236)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	566,929	282,636
Stock based compensation	375,697	1,676,676
Change in fair value of derivative liability	(45,356)	224,432
Common shares issued for services	1,235,321	491,720
Interest expense – debt discount	754,761	105,504
Liquidation of 5BARz AG	155,251	—

Changes in operating assets and liabilities:
Change in inventories	(1,968)	(3,191)
Change in note receivable	(1,326)	65,000
Change in accounts payable and accrued expenses	1,949,706	1,517,506
Change in prepaid expenses and deposits	(45,350)	(10,730)
Change in due to escrow agent	—	(52,321)
Change in unpaid interest and penalties on notes payable	1,442,960	2,588
Net cash used in operating activities	(4,042,141)	(5,440,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(9,418)	(52,033)
Purchase of furniture and equipment assets	(22,413)	(115,601)
Net cash used in investing activities	(31,831)	(167,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,476,750	400,000
Proceeds used to settle notes payable	(1,071,434)	(53,997)
Proceeds from issuance of common stock	2,960,168	4,840,545
Proceeds from issuance of common stock by subsidiary - 5BARz AG	—	33,549
Cancellation of capital leases	(18,804)	(39,558)
Net cash provided by financing activities	4,346,680	5,180,539

Effect of foreign currency exchange	(3,250)	2399

NET INCREASE IN CASH	269,458	(425,112)

CASH, BEGINNING OF PERIOD	25,103	450,215

CASH, END OF PERIOD	$294,561	$25,103

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$11,723	$12,376

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued expenses	$458,852	$70,300
Settlement of accounts payable with common stock	$109,000	$105,000
Settlement of notes payable with common stock	—	66,700
Issuance of warrants in connection with debt	$600,000	$—
Reclassification warrants to derivative liabilities from equity	$1,823,083	$—
Lease obligation	$—	$120,906
Cancellation of capital lease	$83,940	$—

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
	Common Stock		Excess of	Accumulated	Non- Control- ling	Other Compre- hensive
	Shares	Amount	Par Value	Deficit	Income	Income	Total
Balances, January 1, 2014	163,909,191	$163,909	$7,721,140	$(5,173,598)	$619,893	$29,234	$3,360,578
Shares issued for cash	44,053,632	44,054	4,796,491	—	—	—	4,840,545
Shares issued for services	4,274,481	4,273	487,447	—	—	—	491,720
Shares issued for debt	700,000	700	104,300	—	—	—	105,000
Conversion of convertible note	447,222	447	66,253	—	—	—	66,700
Shares sold by 5BARz AG	—	—	33,549	—	—	—	33,549
Stock option expense	—	—	1,478,733	—	—	—	1,478,733
Warrants issued for services	—	—	157,557	—	—	—	157,557
Warrants issued for debt agreement	—	—	132,688	—	—	—	132,688
Beneficial conversion feature	—	—	117,312	—	—	—	117,312
Stock paid compensation CelLynx	—	—	40,386	—	—	—	40,386
Net loss	—	—	—	(9,688,632)	(51,604)	—	(9,740,236)
Foreign currency gain (loss) – AOCI	—	—	—	—	—	2,399	2,399
Balances, December 31, 2014	213,384,526	$213,383	$15,135,856	$(14,862,230)	$568,289	$31,633	$1,086,931
Shares issued for cash	59,344,173	59,344	2,900,824	—	—	—	2,960,168
Shares issued for services	14,097,220	14,098	1,221,223	—	—	—	1,235,321
Shares issued for debt	2,180,000	2,180	106,820	—	—	—	109,000
Conversion of convertible note	9,091,415	9,091	449,761	—	—	—	458,852
Stock option expense	—	—	375,697	—	—	—	375,697
Warrants issued with debt	—	—	531,468	—	—	—	531,468
Beneficial conversion feature of debt	—	—	366,654	—	—	—	366,654
Reclassification of Warrants to derivative liability upon issuance	—	—	(1,823,083)	—	—	—	(1,823,083)
Net loss	—	—	—	(10,398,044)	(30,722)	—	(10,428,766)
Foreign currency gain (loss) -AOCI	—	—	—	—	—	(1,358)	(1,358)
Balances, December 31, 2015	298,097,334	$298,096	$19,265,220	$(25,260,274)	$537,567	$30,275	$(5,129,116)

The accompanying notes are an integral part of these consolidated financial statements

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Organization and Going Concern

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was originally named “Bio-Stuff” and was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for a 50% interest in certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network infrastructure devices”. The 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. ( the founder of the 5BARz technology) and a 60% interest in the intellectual property underlying the 5BARz™ products. On January 12, 2015 the Company incorporated two new subsidiaries, 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India.

These financial statements reflect the financial position for the Company and its subsidiary companies, CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%), and 5BARz India Private Limited (99.9%). Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had substantial no sales to date. The Company incurred losses of $10,428,766 and $9,740,236 during the year ended December 31, 2015 and 2014 respectively. Cash used in operating activities was $4,044,033 and $5,440,416 for the year ended December 31, 2015 and 2014 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements – since inception of the business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from private placements for the year ended December 31, 2015 was $2,960,168 compared to $4,840,545 in 2014. In addition the Company received proceeds of $2,476,750 by issue of convertible debt during the year ended December 31, 2015 compared to $400,000 in 2014. The Company paid for services and settled debt by the issue of shares in the amount of $1,344,321 during the year ended December 31, 2015 compared to $596,720 in 2014. In March 2015, the Company’s subsidiary 5BARz India Private Limited engaged Axis Capital in India to raise $20 million dollars for the Company through the sale of equity securities of subsidiary operations in India.
•	Product Commercialization – In August 2015, the Company became an approved vendor and received its first purchase orders for product from a Tier 1 cellular network operator in India. Since that time the Company has received follow on orders from that customer for 50 to 100 units each. In March 2016 the Company became an approved vendor and received its first purchase orders for product from a second Tier 1 cellular network operator in India.

 The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its subsidiary companies CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary, for the period indicated in the respective statements. All intercompany accounts and transactions have been eliminated in consolidation.

The Company started revenue-generating operations in the last quarter of 2015, however these activities are in early stages and still do not generate cash flows from operations, so the Company is dependent on debt and equity funding to finance its operations, and it is considered to be a development stage company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology before another company develops similar technology.

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

 Note 2 – Summary of significant accounting policies - continued

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method.   As of December 31, 2015 the Company’s inventory included 967 units of Road Warrior cellular network extenders.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In 2014, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2015 and 2014.

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

There were no long-lived assets impairment charges recorded during the years ended December 31, 2015 and 2014.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s former subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Assets and liabilities are translated based in the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translated gain and loss adjustments are accumulated as a component of stakeholders’ equity and other comprehensive income.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Mexico and Indian bank accounts. There were aggregate uninsured cash balances of $13,634 and $0 at December 31, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. The Company additionally establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Summary of significant accounting policies (continued)

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations (these financial metrics are immaterial for the Company’s operations in the Switzerland):

	December 31,
	2015	2014
Assets- U.S.	$4,396,990	$4,902,539
Assets- Mexico.	172,170
Assets- India.	50,645
Assets- Total	$4,619,805	$4,902,539

Liabilities- U.S.	$9,540,657	$3,815,608
Liabilities- Mexico	57,422
Liabilities- India	150,842
Liabilities- Total	$9,748,921	$3,815,608

	For The Years Ended December 31,
	2015	2014
Revenues- U.S.	$—
Revenues- Mexico.	2,350	$-
Revenues- India.	—	-
Revenues- Total	$2,350	$-

Net Loss- U.S.	$9,720,192	$9,740,236
Net Loss- Mexico	98,301	-
Net Loss- India	610,273	-
Net Loss- Total	$10,428,766	$9,740,236

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Summary of significant accounting policies (continued)

Fair value of financial instruments - continued

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2015	$1,868,439	$—	$—	$1,868,439
December 31, 2014	$547,940	$—	$—	$547,940

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2015	December 31, 2014
Beginning balance	$547,940	$60,018
Aggregate fair value of conversion feature upon issuance of common shares	(457,228)	263,490
Change in fair value of derivative liabilities	(45,356)	224,432
Reclassification of warrants to derivative liability	1,823,083	—
Ending balance	$1,868,439	$547,940

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31, 2015	December 31, 2014
Stock price	$0.10	$0.11
Volatility	91.3%	83%
Risk-free interest rate	0.04%	0.46%
Dividend yield	0.0%	0%
Expected life	0.01 years	1.6 years

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Summary of significant accounting policies (continued)

Derivative instruments

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

Amortization of Debt Discount

The Company issued various debt with warrants for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

For non-employees, the fair value of the award is generally re-measured on financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period the services are required to be provided in exchange for the award, usually the vesting period.

The Company incurred stock based compensation charges during the year ended December 31, 2015 and 2014 as follows;

	12 months ended
	December 31
	2015	2014
General and administrative	$146,932	$798,885
Research and development	98,741	452,427
Sales and marketing	130,024	425,364
Total	$375,697	$1,676,676

Net loss per share

The Company reports net loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at December 31, 2015 and December 31, 2014 respectively of 155,670,170 and 102,517,763 were not included in the calculation of loss per common share, because their effect would be anti-dilutive.

The Company may not have sufficient Common shares available to issue should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares.

The Company applies sequencing with respect to such commitments and other circumstances as disclosed in its accounting policies for derivatives.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

In July 2015, the FASB issued ASU No. 2015-11, “ Inventory: Simplifying the Measurement of Inventory ”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company currently uses lower of cost or net realizable value.

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

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. An entity should disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is not permitted for all public business entities. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 17.

Note 3 – Furniture and equipment

Furniture and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Furniture and equipment	$151,191	$137,148
Research and development equipment	13,367	169,350
Leasehold improvements	56,128	46,318
	220,686	352,816
Accumulated amortization & depreciation	(76,719)	(90,461)
Furniture and equipment net	$143,967	$262,355

During the year ended December 31, 2015 the Company incurred amortization and depreciation expense of $72,870, (2014 - $79,230).

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	December 31, 2015	December 31, 2014
Technology	$3,077,244	$3,067,827
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,448,856	3,439,439
Accumulated amortization	(695,271)	(203,406)
Technology and other intangibles, net	$2,753,585	$3,236,033

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the year ended December 31, 2015, $491,865, (2014 - $203,406) was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $2,193,420.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4 – Long lived assets subject to amortization (continued)

The estimated amortization of intangible assets for the five years ended December 31, 2020 and thereafter is as follows:

For the years ended December 31,	Total	Technology	Marketing and distribution agreement	Trademark & license agreements
2016	$491,864	$438,684	$52,857	$323
2017	491,863	438,684	52,857	322
2018	491,863	438,684	52,857	322
2019	491,541	438,684	52,857	0
2020	491,541	438,684	52,857	0
Future years	294,913	264,080	30,833	0
	$2,753,585	$2,457,500	$295,118	$967

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014
Goodwill – beginning of year	$1,140,246	$1,140,246
Goodwill – end of year	$1,140,246	$1,140,246

Note 6 - Income taxes:

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	December 31, 2015	December 31, 2014
Domestic	$(9,713,671)	$(9,622,324)
Foreign	(715,095)	(117,912)
Loss from continuing operations before provision for income taxes	$(10,428,766)	$(9,740,236)

  5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 6 - Income taxes (continued)

The income tax provision (benefit) consists of the following:

	December 31, 2015	December 31, 2014
Foreign
Current	$0	$0
Deferred	(136,663)	(25,941)
U.S. federal
Current	0	0
Deferred	(3,268,587)	(2,897,734)
State & local
Current	0	0
Deferred	(58,656)	(30,938)
Total	(3,463,906)	(2,954,613)

Change in valuation allowance	3,463,906	2,954,613

Income tax provision (benefit)	$0	$0

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31, 2015	December 31, 2014
U.S. federal statutory income tax rate (benefit)	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(0.6%)	(0.4%)
Permanent differences	2.6%	4.1%
Foreign Tax Rate Differential	0.2%	-
Other	(1.8%)	-
Change in valuation allowance	33.6%	30.3%
Effective rate	0.0%	0.0%

 5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 6 - Income taxes (continued)

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carryovers	$7,537,193	$4,466,003
R and D credit	563,641	321,482
Accrued compensation	—	37,796
Stock-based compensation	491,371	358,762
Derivative liability	84,174	76,739
Intangible asset amortization	6,634	—
Total deferred tax assets	8,683,013	5,260,782
Valuation allowance	(8,581,777)	(5,117,872)
Deferred tax asset, net of valuation allowance	101,236	142,910

Deferred tax liabilities
Fixed asset depreciation	(17,062)	(11,347)
Intangible asset amortization	—	(54,824)
Convertible debt	(84,174)	(76,739)
Total deferred tax liabilities	(101,236)	(142,910)
Net deferred tax asset (liability)	$0	$0

The Company is in the process of filing its federal and state tax returns for the years ended December 31, 2011 through 2015. The NOL’s for these years will not be available to reduce future taxable income, if any, until the returns are filed.

As of December 31, 2015 and 2014, the Company would have had approximately $21,145,590 and $12,757,884 of U.S. federal and state net operating loss carryovers (“NOL’s”), respectively, to offset future taxable income. The U.S. federal and state net operating loss carryovers begin expiring in 2025. In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 6 - Income taxes (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for all periods. For the years ended December 31, 2015 and 2014, the change in the valuation allowance was $3,463,906 and $2,954,613, respectively.

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

No interest or penalties were recorded during the year ended December 31, 2015 and December 31, 2014. As of December 31, 2015 and December 31, 2014 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

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

Note 7 - Sales of common stock

During the years ended December 31, 2015 and 2014, the Company has issued shares of common stock as follows:

On January 15, 2014 the Company issued 100,000 shares at a price of $0.167 per share for the settlement of notes payable with a total value of $16,700.

During the period January 31, 2014 to March 5, 2014 the Company issued 6,550,000 units at a price of $0.10 per unit for aggregate proceeds of $655,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

On February 10, 2014 the Company issued 405,581 shares at a price of $0.2465 per share for services with a total fair value of $100,000.

On February 10, 2014 the Company issued 1,250,000 shares at a price of $0.23 per share for services with a total fair value of $287,500.

During the period March 6, 2014 to November 14, 2014 the Company issued 23,103,632 units at a price of $0.15 per unit for aggregate proceeds of $3,465,545. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7 - Sales of common stock (continued)

During the period April 28, 2014 to September 15, 2014 the Company issued 325,000 units at a price of $0.15 per unit for services with a total value of $48,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

On May 1, 2014 the Company issued 2,000,000 shares for services valued at $160,000.

On May 29, 2014 the Company issued 347,222 shares at a price of $0.144 per share for the settlement of notes payable with a total value of $50,000.

During the period June 1, 2014 to September 30, 2014 the Company issued 200,000 shares at a price of $0.20 and $0.21 per share for services with a total fair value of $40,000.

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

During the period November 21, 2014 to December 31, 2014 the Company issued 14,400,000 units at a price of $0.05 per unit for aggregate proceeds of $720,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

During the period January 1, 2015 to September 30, 2015 the Company issued 29,286,500 units at a price of $0.05 per unit for aggregate proceeds of $1,464,325. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

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

On March 20, 2015 the Company issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principal and interest due under the terms of a convertible promissory note. The balance of principal and interest due under that note after the conversion was $167,467.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7 - Sales of common stock (continued)

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

On April 27, 2015 the Company issued 450,000 shares at a price of $0.04 per share upon conversion of $19,035 of convertible notes. The balance due under the note after conversion was $148,432. The note is paid in full  as of December 31, 2015.

On April 29, 2015 the Company issued 240,000 units at a price of $0.05 per unit for services with a total value of $12,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On May 29, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On June 2, 2015 the Company issued 400,000 units at a price of $0.05 per unit for services with a total value of $20,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

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

On June 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On June 30, 2015 the Company issued 144,250 shares at a price of $0.10 per share in settlement of services valued at $14,425.

On June 30, 2015 the Company issued 2,000,000 units at a price of $0.05 per unit for services with a total value of $100,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On July 1, 2015 the Company issued 60,000 units at a price of $0.05 per unit for services with a total value of $3,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On July 10, 2015 the Company issued 1,500,000 shares at a price of $0.05 per share in settlement of services valued at $75,000.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7 - Sales of common stock (continued)

On July 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

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

On August 31, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On September 2, 2015 the Company issued 3,926,923 shares at a price of $0.048 per share for the settlement of convertible notes payable with a total value of $191,749.

On September 18, 2015 the Company issued 73,970 shares at a price of $0.15 per share in settlement of services valued at $11,096.

On September 22, 2015 the Company issued 1,000,000 shares at a price of $0.12 per share in settlement of services valued at $120,000.

On September 28, 2015 the Company issued 210,000 units at a price of $0.05 per unit for services with a total value of $10,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

On September 30, 2015 the Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

During the period October 1, 2015 to December 31, 2015 the Company issued 21,181,006 units at a price of $0.05 per unit for aggregate proceeds of $1,059,050. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7 - Sales of common stock (continued)

On October 26, 2015 the Company issued 416,666 shares pursuant to a notice of conversion of a convertible note at a price of $0.048 per share, for the conversion of $20,000.

On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200.

On November 30, 2015 the Company issued 124,000 units at a price of $0.05 per unit for services with a total value of $6,200. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On December 2, 2015 the Company issued 360,000 shares at a price of $0.08 per share, for services with a total value of $28,800.

On December 21, 2015 the Company issued 1,500,000 shares at a price of $0.10 per share, for services with a total value of $150,000.

During the period from December 21 to December 24, 2015 the Company issued 8,730,000 shares for the sale of stock at a price of $0.05 per share in lieu of warrants that have expired. The shares have a total value of $436,500.

On December 30, 2015 the Company issued 500,000 shares at a price of $0.15 per share, for services with a total value of $75,000.

On December 31, 2015 the Company issued 500,000 shares at a price of $0.05 per share, for services with a total value of $25,000.

On December 31, 2015 the Company issued 3,000,000 shares at a price of $0.05 per share in settlement of a convertible note with a total value of $150,000.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance December 31, 2015	Balance December 31, 2014
December 17, 2012	$80,000	(a)	$19,445	$99,445	$93,045
January 8, 2013	81,977	(b)	—	81,977	96,313
August 21, 2014	—	(c)	—	—	184,667
October 6, 2014	250,000	(d)	3,123	253,123	250,623
March 3, 2015	—	(e)	—	—	—
March 6, 2015	400,000	(f)	148,283	548,283	—
May 4, 2015	91,800	(g)	46,200	138,000	—
May 21, 2015	100,000	(h)	74,064	174.064	—
May 26, 2015	—	(i)	—	—	—
June 2, 2015	—	(j)	—	—	—
June 15, 2015	102,500	(k)	72,500	175,000	—
June 17, 2015	52,500	(l)	29,717	82,217	—
June 18, 2015	100,000	(m)	63,956	163,956	—
June 18, 2015	52,500	(n)	29,693	82,193	—
June 26, 2015	104,500	(o)	72,152	176,652	—
July 9, 2015	—	(p)	—	—	—
July 17, 2015	62,750	(q)	42,532	105,282	—
July 30, 2015	100,000	(r)	72,167	172,167	—
August 27, 2015	59,000	(s)	33,195	92,195	—
August 27, 2015	100,000	(t)	70,764	170,764	—
October 7-9,2015	85,000	(u)	2,514	87,514	—
October 28,2015	100,000	(v)	52,915	152,915	—
October 30, 2015	105,000	(w)	55,081	160,081	—
Notes payable – 5BARz International Inc.	$2,027,527		$888,301	$2,915,828	$624,648

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance December 31, 2015	Balance December 31, 2014
May 24, 2012	$15,900	(x)	$30,118	$46,018	$37,148
September 12, 2012	12,500	(y)	20,548	33,048	26,676
Notes Payable - CelLynx Group, Inc.	$28,400		$50,666	$79,066	$63,824
Sub-Total	$2,055,927		$938,967	$2,994,894	$688,472
Debt Discount	—		—	(111,630)	(407,986)
Total, net of debt discount	$2,055,927		$938,967	$2,883,264	$280,486

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable (continued)

a)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture issuance to December 31, 2015, interest of $19,445 was accrued on the convertible debenture, resulting in a total principal and interest due at December 31, 2015 of $99,445. A derivative liability at December 31, 2015 of $24,861 (2014 - $23,262) in connection with this note.

b)     On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the year ended December 31, 2015 interest of $5,431 (2014 - $8,491) was accrued on the convertible debenture. During the year ended December 31, 2015 $48,000 (2014 - $66,700) was settled by way of conversion into common stock.  On September 30, 2015 the agreement was amended, $16,000 in past due consulting fees were added to the principal of the note, and on December 31, 2015 an additional $12,000 in unpaid consulting fees were added to the note. The total principal and interest due under the note at December 31, 2015 amount of $81,977 (2014 - $96,313). In addition the Company reflected a derivative liability at December 31, 2015 of $20,494 (2014 - $24,079) in connection with this note.

c)      On August 21, 2014 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $500,000 of which $150,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $16,667. The interest rate on the note is 0% for the first 90 days. The loan may be repaid at any time during the first three months of the note term. Thereafter, if the note is not repaid, a one-time interest charge of 12% is assessed. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00005. At December 31, 2014, accrued interest and principal totaled $186,667. On March 20, 2015 the holder converted $19,200 of principal and interest on the note for 400,000 shares. On April 24, 2015 the Company entered into an agreement for the settlement of the note for proceeds of $252,334. On April 27, 2015 the holder converted a further $19,035 for 450,000 shares. On May 6, 2015 the Company paid $240,000 to settle the note and the balance of $12,334 was paid on May 21, 2015. The note has been paid in full at December 31, 2015.

d)     On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest at December 31, 2014 was $250,623, net of an unamortized debt discount of $223,319, resulting in a carrying value of $27,304. During the year ended December 31, 2015, additional interest of $2,500 was accrued to bring the total principal and interest balance to $253,123 at December 31, 2015, net of an unamortized debt discount of $111,630, resulting in a carrying value of $141,493.

 5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

 Note 8 – Notes Payable (continued)

e)      On March 3, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $350,000 of which $175,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $17,500. The loan may be repaid at any time during the first six months of the note term, at a prepayment premium on day 90 of 115%, increasing by 5% each month to month 6. On June 1, 2015, a one-time interest charge of 10% was assessed, or $19,250. After 6 months, the note is convertible into common stock of the issuer at a discount to market of 35%, with the market defined as the lowest trade price for a period of 25 days prior to the issuance, with a conversion floor price at no lower than $0.001. On August 26, 2015 the balance due under the note of $211,750 was fully converted into common stock by the issuance of 4,343,589 common shares at a price of $0.046. The note has been paid in full at December 31, 2015.

f)      On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. The note matures on September 6, 2015. The loan maturity may be extended for an additional 6 months by payment on the original maturity date of unpaid interest, plus a 10% extension fee. The convertible note accrues interest at a rate of 15% semi annually and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings at strike prices ranging from $0.20 to $0.30 per share are to be re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2016. The Company has the right to repay the loan by payment of the principal and accrued interest at the date of repayment. On September 6, 2015 the maturity of the loan was extended for 6 months, with the unpaid interest of $60,000 and $40,000 extension fee being added to the note payable. At December 31, 2015 unpaid principal and interest on the note aggregate $548,283. Subsequent to December 31, 2015 the note was cancelled. See subsequent event note.

g)      On May 6, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 50%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. On November 3, 2015 an amending agreement was entered into providing for the prepayment of the note at any time up to 9 months from the loan origination date at a rate of 145% of the then unpaid principal and interest due under the note. On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default the outstanding balance was increased to 120%. The note is payable on demand. The principal and interest due under the note at December 31, 2015 was $138,000. Subsequent to December 31, 2015 a settlement agreement was reached. See subsequent event note.

 5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable (continued)

h)      On May 21, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows, 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default the outstanding balance was increased to 118%, in addition to that a default penalty payment of $1,000 per business day was added to the outstanding balance. The principal and interest due under the note at December 31, 2015 was $174,064.  The note is payable upon demand.

 i)   On May 26, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. The interest rate on the note is 12%. The note is convertible into common stock of the issuer at $0.05. In connection with the note, a Security Agreement was signed, with a general assignment of the company assets to the note holder, and 3 million warrants were issued. As a result of conversion feature and the warrants the Company recorded a debt discount of $100,000 at the inception of the convertible note agreement. The accrued interest in the amount of $1,167 was paid in cash on June 30, 2015. On August 7, 2015, the principal amount was repaid by cash and the interest balance of $1,200 was paid by way of conversion of the balance of the note into 24,000 common shares at a price of $0.05 per share. The balance of the debt discount was expensed at the time the note was paid in full. The note has been paid in full as of December 31, 2015.

j)    On June 2, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. The interest rate on the note is 12% per annum. The note is convertible into common stock of the issuer at $0.05. In connection with the note, a Security Agreement was signed, with a general assignment of the company assets to the note holder, and 3 million warrants were issued. As a result of conversion feature and the warrants the Company recorded a debt discount of $100,000 at the inception of the convertible note agreement. The accrued interest in the amount of $933 was paid in cash on June 30, 2015. On August 13, 2015 the principal amount of $100,000 was repaid by cash and the interest balance of $1,467 was paid by conversion to 29,340 shares at a price of $0.05 per share. The balance of the debt discount was expensed at the time the note was paid in full. The note has been paid in full as of December 31, 2015

k)      On June 15, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note, and issued 250,000 shares at $0.10.The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default the outstanding balance was increased to 140%.The principal and interest due under the note at December 31, 2015 was $175,000. The note is payable upon demand. Subsequent to December 31, 2015 a settlement agreement was reached. See subsequent event note.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable (continued)

l)      On June 17, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at December 31, 2015 was $82,217.

m) On June 18, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at December 31, 2015 was $163,956.

n)      On June 18, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at December 31, 2015 was $82,193.

o)      On June 26, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 18%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an Event of Default of the note. Upon the Event of Default the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The principal and interest due under the note at December 31, 2015 was $176,652. The note is payable upon demand. Subsequent to December 31, 2015 a settlement agreement was reached. See subsequent events note.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable (continued)

p)      On July 9, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $450,000. The interest rate on the note accrues at a rate of $50,000 within 30 days and $50,000 weekly thereafter. The principal and accrued interest is convertible into common stock after 60 days, if not repaid, in whole or in part at a conversion price of $0.02 per share. During the period October 6 through December 24, 2015 the Company made a payment of $617,000 against the convertible note and accrued interest. On December 31, 2015 the Company entered into a settlement agreement whereby the note was settled by the issuance of 3,000,000 common shares and assumed a liability of the noteholder in the amount of $83,000. The $83,000 is due by no later than June 30, 2016. The settlement agreement provides for the cancellation of the convertible note and the Company has reflected the issuance of the 3,000,000 common shares valued at $150,000 and an account payable of $83,000 at December 31, 2015. The note has been cancelled at December 31, 2015

 q)      On July 17, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 25% from day 1 to 30 days, 30% from day 31 to 60 days, 35% from day 61 to 90 days, 40% from day 91 to 120 days, 45% from day 121 to 150 days, 50% from day 151 to 180 days. There is no right to prepayment after 180 days. The note is convertible into common stock of the issuer at a discount to market of 45%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The principal and interest due under the note at December 31, 2015 was $105,282. The note is payable on demand.  Subsequent to December 31, 2015 the note was settled. See subsequent event note.

 r)     On July 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150%. The note is payable upon demand. The principal and interest due under the note at December 31, 2015 was $172,167.

s)      On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is 40%. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.000058. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150%. The principal and interest due under the note at December 31, 2015 was $92,195. The note is payable upon demand. Subsequent to December 31, 2015 a settlement agreement was reached. See subsequent events note.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable (continued)

t)     On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The principal and interest due under the note at December 31, 2015 was $170,764. The note is payable upon demand. Subsequent to December 31, 2015 a settlement agreement was reached. See subsequent events note.

u) During the period October 7, 2015 to October 10, 2015 the Company entered into three convertible note arrangements with certain investors, in the principal amount of $85,000. Interest is accrued on the notes at a rate of 8% per annum, and the notes mature one year from the date of issue. The notes are convertible after 183 days by the borrower at a conversion price of the lesser of $0.05 per share or 70% of market, defined as the lowest trade price for a period 20 days prior to the notice of conversion, if VWAP of the shares drops below $0.05 with a 10 day look back. In no case may the debt be converted at less than $0.01 per share. The Company may prepay the note principal and interest at a rate of 125% of principal and interest within 90 days of the issue date and at a rate of 135% after 90 days from the issue date. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the interest rate was increased to 20% per annum. The notes are payable upon demand. The principal and interest due under the notes at December 31, 2015 was $87,514.

v) On October 28th, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matures on July 28, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principal and interest at rates from 145% of principal and interest within 180 days from the issue date. After 180 days the note may not be prepaid. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150%.The note is payable upon demand. The principal and interest due under the note at December 31, 2015 was $152,915.

w) On October 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principal and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. The principal and interest due under the note at December 31, 2015 was $160,081.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Notes Payable (continued)

x)    On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of December 31, 2015 the note is past due.  The note principal and accrued interest outstanding at December 31, 2015 was $46,018.

y)

On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of December 31, 2015 the note is past due. The note was carried at $33,048 comprised of principal and interest due at December 31, 2015.

At December 31, 2015, substantially all the above debt is in default and is immediately due and payable. Fair market value of the conversion options at December 31, 2015 was therefore de minims.

Note 9 – Commitments and Contingencies

Operating Lease Obligation

On August 22, 2014 (the commencement date) the Company amended the terms of its leased facilities in San Diego, California. Pursuant to the terms of that amending agreement the Company extended the terms of its base lease for a further 66 months and in addition leased an expansion premises at the same location, also for 66 months.

This lease, as amended represents aggregate minimum lease payments over the next five years as follows;

2016	$264,314
2017	290,788
2018	300,966
2019	311,499
2020	53,380
Total	$1,220,947

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

 Note 9 – Commitments and Contingencies (continued)

Operating Lease Obligation

Effective January 1, 2015, the Company’s subsidiary 5BARz India Private Limited entered into an facility lease agreement for five (5) years at a monthly lease rate of 60,000 Indian rupees ($900 USD) per month.

Aggregate minimum lease payments over the next five years are as follows;

2016	$10,800
2017	10,800
2018	10,800
2019	10,800
2020	0
Total	$43,200

Note 10 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity to December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	81,960,397	$0.28	.98
Granted *	75,959,850	0.12	1.48
Exercised	—	—
Cancelled/ expired	(55,731,770)	0.27	—
Outstanding at December 31, 2015	102,188,477	$0.25	1.20
Exercisable at December 31, 2015	102,188,477	$0.25	1.20

* During the year ended December 31, 2015, the Company granted 65,030,850 warrants as part of a unit in connection with various equity raises, 6,250,000 in connection with the issuance of convertible notes and 4,679,000 as part of a unit for services to consultants. In addition, the Company cancelled and re-issued 12,441,667 warrants changing the strike price to $0.05 per warrant from $0.20 and $0.30 and extending the term to 2 years, in conjunction with an additional $400,000 loan from the holders. The incremental fair value associated with the modification was deminus.

The Company has authorized capital of 400,000,000 shares, and accordingly should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Options and Warrants (continued)

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	12,250,000	$0.15	6.42
Granted	7,290,000	0.09	6.05
Exercised	—	—	—
Cancelled	(4,060,000)	0.17	8.59
Outstanding at December 31, 2015	15,480,000	$0.11	5.04
Exercisable at December 31, 2015	15,480,000	$0.11	5.04

On January 27, 2015 the Company issued 500,000 stock options at a strike price of $0.10 per share. On April 7, 2015 the company cancelled the 2,000,000 options issued on August 1, 2014 and re-issued them at strike price of $0.10. On April 22, 2015 the Company issued 100,000 stock options at a strike price of $0.10 per share, on June 19, 2015 the Company issued 800,000 stock options at a strike price of $0.10 per share on July 1, 2015 issued 300,000 at a strike price of $0.11, on December 4, 2015 issued 3,590,000 at strike price of $0.08, during the period the Company cancelled 4,060,000 stock options, 90 days from the date of termination of the related consulting agreement. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

As of December 31, 2015, total unamortized compensation expenses related to unvested stock options were $297,674, This amount is expected to be recognized over a weighted average period of 12 months. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	January 27, 2015	April 7, 2015	April 22, 2015	June 19, 2015	July 1, 2015	December 4, 2015
Stock price	$0.10	$0.10	$0.10	$0.10	$0.11	$0.08
Volatility	96%	96%	96%	96%	96%	91%
Risk-free interest rate	1.36%	2.26%	1.63%	.64%	.64%	.64%
Dividend yield	0	0	0	0	0	0
Expected life	5 years	10 years	10 years	5 years	5 years	5 years

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Options and Warrants (continued)

Options – 5BARz International Inc. (continued)

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

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
January 27, 2015	500,000	$34,540
April 7, 2015	2,000,000	$156,344
April 22, 2015	100,000	$8,810
June, 2015	800,000	$57,212
July 1, 2015	300,000	18,632
December 4, 2015	3,590,000	199,365

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the year ended December 31, 2015, $375,698 (2014 –$1,628,503) was amortized to expense.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of December 31, 2015, are as follows:

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2014	69,000,000	$0.0002	3.27
Granted	—	—	—
Expired	—	—	—
Outstanding at December 31, 2015	69,000,000	$0.0002	2.27
Exercisable at December 31, 2015	69,000,000	$0.0002	2.27

Warrants – CelLynx Group, Inc.

There are no warrants outstanding at December 31, 2015 in Cellynx Group Inc. The following table summarizes the warrant activity to December 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2014	4,500,000	$.96	.12
Granted	—	—	—
Exercised	—	—	—
Expired	(4,500,000)	.96	—
Outstanding at December 31, 2015	—	$—	—
Exercisable at December 31, 2015	—	$—	—

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 11 - Related party transactions:

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

During the year ended December 31, 2015, the Company engaged an engineering company in Bangalore, India to perform engineering services for the Company in the aggregate amount of $895,501. The Engineering Company is owned by the Director and the CEO of 5BARz India Private Limited, and the CEO of the engineering company is the spouse of the Director and the CEO of 5BARz India Private Limited. The amount due to Aseema Softnet Technologies Inc. at December 31, 2015 was $605,302. Further, effective January 1, 2015 the Company entered into an operating sub-lease agreement for five years for office facilities within the Aseema Softnet Technologies offices at Suite #1741, 2nd floor, 9 Cross, J.P. Nagar 2 Phase, Bangalore 560-078. The lease provided for a monthly lease amount of 60,000 Indian Rupees per month ($900 USD per month), and required a 10 month security deposit of 600,000 Rupees ($9,000 USD).

The aggregate future minimum lease payments required to be made over the next five years is as follows;

2016	$10,800
2017	10,800
2018	10,800
2019	10,800
2020	—
Total	$43,200

 Note 12 – Investment in 5BARz AG

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

In November 2014, the Company was advised that an investment banking firm (BDC Investment AG, “BDC”) involved in the financing 5BARz AG in Zurich Switzerland, was placed into liquidation by Swiss Authorities and that certain other Companies funded by BDC including 5BARz AG were also ordered to liquidate. At the date of liquidation, May 18, 2015, the Company held a 94.3% equity interest in 5BARz AG. The license agreement provided for the termination of the license agreement in the event of liquidation. The Company reflected a loss of $155,251 as a result of the liquidation of 5BARz AG for the year ended December 31, 2015.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 13 – Investment in CelLynx Group, Inc.

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

Note 14 – Asset Acquisition Agreement

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 14 – Asset Acquisition Agreement (continued)

ii. The Company had agreed to make available to CelLynx Group, Inc. a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group, Inc. becomes self-sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At December 31, 2015, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $3,164,914 principal and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International, Inc. and CelLynx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz™ technology, in a ratio equal to the CelLynx proportionate interest in the underlying technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition as a result of the acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

Note 15 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. As of December 31, 2015, the Company has accrued $263,000 in its financial statements.

On May 7, 2015, the Companies registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 (County of Los Angeles – West Judicial District). On August 5, 2015 the Company received a default judgment in the amount of $84,947 including costs and interest. On August 19, 2015, the Company paid $5,000 related to the judgment. On December 30, 2015 the Company settled the amount due by delivery of 500,000 shares of common stock with a value at the date of issue of $70,000 and the agreement that a cash adjustment will be made if the shares do not have a value of $79,947 six months from the date of issue.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of December 31, 2015 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15 – Litigation (continued)

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. A case management conference is scheduled for May 15, 2016. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of December 31, 2015 the Company has made a provision of $212,943 payable to the petitioners. It is the Company’s intention to vigorously defend the lawsuits.

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc., et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. The Company has accrued $121,616 as a liability at December 31, 2015. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement.

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at December 31, 2015 due to the lender of $174,064. The Company and defendants have engaged counsel and are filing an answer to the complaint. This lawsuit is currently in the discovery stage and the Company has not accrued for any loss on this matter at this time.

On April 11, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC., a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $933 and repaid the loan principal of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015 the Company issued 29,340 shares as final payout of the note interest via conversion into shares pursuant to the note terms. R Squared Partners LLC has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company and defendant will be filing an answer to the complaint.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 16 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31, 2015	December 31, 2014
Product development costs	$991,799	$556,470
Consulting and wages	2,138,729	912,045
Legal and administrative	498,704	165,587
Acquired liabilities – CelLynx - 2012	1,118,495	1,072,328
Other	249,491	159,846
Total	$4,997,218	$2,866,276

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 17 – Subsequent events

Sales of Common Stock

During the period January 1, 2016 to April 7, 2016 the Company issued 27,820,000 units at a price of $0.05 per unit for aggregate proceeds of $1,391,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On January 19, 2016 the Company issued 1,578,463 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.0441 per share, for a conversion value of $69,626.

On January 20, 2016 the Company issued 200,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.06 per share, for a conversion value of $12,000.

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share, for services with a total value of $20,250.

On February 26, 2016 the Company issued 312,650 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $15,633.

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share, for services with a total value of $5,000.

On March 6, 2016 the Company issued 2,875,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $143,750.

On March 6, 2016 the Company issued 8,625,000 shares pursuant to a notice of conversion, in settlement of a convertible note at a price of $0.05 per share, for a conversion value of $431,250.

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note, after this conversion was $66,653.

On March 31, 2016 the Company issued 115,000 units at a price of $0.05 per unit for services with a total value of $5,750. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On March 31, 2016 the Company issued 600,784 units at a price of $0.05 per unit, for services with a total value of $30,039.

Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 for a term of two years.

Note 17 – Subsequent events (continued)

Convertible notes - Settlement Agreements

On January 19, 2016, the Company settled convertible debt in the principal and interest amount of $69,626 by the issuance of 1,578,463 shares, at a price of $0.041 per share. The settlement amount does not require the payment of default penalties contemplated in the note agreement. See note 8(q) above.

On January 20, 2016, the Company settled convertible debt in the principal and interest amount of $138,000 referred to in Note 8(g) above, by the issuance of 200,000 shares issued on January 20, 2016, and the commitment to make a series of payments over 8 months, ending September 15, 2016 in the aggregate amount of $120,000. The Company made payments under the settlement agreement on February 8, 2016 of $7,500 and on March 15, 2016 of $15,000 as required by the agreement.

On February 26, 2016, the Company settled convertible debt in the principal and interest amount of $92,195 referred to in Note 8(s) above. The settlement agreement provides for the issuance of 312,650 common shares issued on February 26, 2016 and the agreement to make a series of payments in the aggregate amount of $68,268 over a five month period commencing on April 15, 2016.

On March 6, 2016 the Company settled two convertible notes in the aggregate principal and interest amount of $575,000 referred to in Note 8(f) above, by conversion into 11,500,000 shares of common stock, issued at a conversion price of $0.05 per share.

On March 7, 2016 the Company settled convertible debt in the principal and interest amount of $176,652 referred to in Note 8(o) above. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $22,178, an aggregate amount of $177,424.

On March 10, 2016 the Company settled convertible debt in the principal and interest amount of $170,764 referred to in Note 8(t) above. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, for an aggregate amount of $168,065.

On March 17, 2016 the Company settled convertible debt in the principal and interest amount of $175,000 referred to in Note 8(k) above. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,875, an aggregate amount of $175,000

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note, after this conversion was $66,653.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 17 – Subsequent events (continued)

Litigation

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc, et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. The Company has accrued $121,616 as a liability at December 31, 2015. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement.

On March 10, 2016 a complaint was received, filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against 5BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at December 31, 2015 due to the lender of $174,064. The Company and defendants will be filing an answer to the complaint.

On April 11, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC. a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $933.33 and repaid the loan principle of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015 the Company issued 29,340 shares as final payout of the note interest via conversion into shares pursuant to the note terms. R Squared Partners LLC has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company and defendant will be filing an answer to the complaint.

On April 21, 2016 the Company’s 60% owned subsidiary, CelLynx Group, Inc. (CelLynx), received a notice from the SEC indicating that CelLynx was issued an order of suspension of trading as there was a lack of current and accurate information concerning the securities of CelLynx Group, Inc. CelLynx had not filed any periodic reports with the SEC since March 2013. CelLynx Group, Inc. has settled the issue with the SEC and accepted the delisting. CelLynx intends to file a Form 10 to update the information to March 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Based on this evaluation, our principle executive officer and principle financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principle executive and principle financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in internal controls

None.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors as of December 31, 2015, are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Dr. Gil Amelio 5840 Lake Geneva Drive Reno, Nevada 89511	73	Chairman of the Board of Directors 5BARz International, Inc – Advisory Board	November 21, 2013 to Present March 12, 2012 to Present
Daniel Bland 5535 Peregrine Way Blaine, Washington 98230	57	President and CEO – 5BARz International Inc. Director –5BARz International, Inc. Director – 5BARz India Private Limited Director –5BARz International SA de CV (Mex)	November 12, 2010 to Present
Naresh Soni 9444 Waples Street, Suite 200 San Diego, Ca 92121	57	Chief Technology Officer	May 1, 2013 to Present
Mark Geoghegan 7000 Island Blvd. WS212 Aventura, Florida 33160	58	Director of Finance	January 1, 2011 to Present
Samartha Nagabhushanam Suite 190, Siri Classic Orchards Colony Bannerghatta Road, Bangalore, 560 076	44	Managing Director and CEO 5BARz India Private Limited 5BARz International, Inc – Advisory Board	March 18, 2015 to Present March 18, 2015 to Present

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

Dr. Gil Amelio – Biographical profile for the past 10 years is as follows;

Organization	Description	Date
5BARz International Inc.	Member of Advisory Board	March 12, 2012 to Present
5BARz International, Inc.	Chairman of the Board of Directors	November 21, 2013 to Present
AT&T, Inc.	Director	September 5, 1995 to Aug 27, 2013
Sienna Ventures	Senior Partner	April 2001 to December 31, 2011
Jazz Semiconductor, Inc. (Now part of Tower Semi	Chairman & CEO	March 2007 to September 2008
InterDigital, Inc.	Director	March 2011 to June 2015
Galectin Therapeutics Inc.	Director	February 2009 to Present
Tower Semiconductor Ltd.	Special Advisor to Board of Directors	September 2008 to Present
Alteon Capital Partners	Managing Director	February 2009 to Present
Prexient Micro Devices, Inc.	President & CEO	April 2003 to December 2012
Provision Interactive Technologies	Board of Advisors	December 20008 to Present
ESS Technology	Director	June2009 to Present
ESS Technology	Chairman	February 2013 to Present
Airwave Technologies	Director	November 2014 to Present
RF Check	Director	June 2015 to Present

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

Daniel Bland – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	CEO, CFO & Director	November 12, 2010, to Present
Dollardex Group, Corp	President & Director	January 2008 to Present
5BARz India Private Limited	Director	May 2015 to Present
5BARz International SA de CV (Mex)	Director	January 2015 to Present

Mr. Naresh Soni – Chief Technology Officer

Mr. Soni is an accomplished technology leader with over 20 years experience building and managing global technology, marketing, products, systems, and infrastructure teams. Most recently, Mr. Soni served as InterDigital’s Chief Technology Officer, where he was responsible for InterDigital’s technology strategy and roadmap. Interdigital has a current market cap of $1.896 Billion.

Naresh Soni – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	Chief Technology Officer	May 1, 2013, to Present
InterDigital, Inc.	Chief Technology Officer	January 2009 to April 2013
InterDigital, Inc.	Chair of Technology Advisory Counsel	January 2009 to December 2013
Evonexus	Director	December 2011 to Present
TiESouthcoast	President	January 2015 to Present
5BARz India Private Limited	Director	January 2015 to May 2015

Mr. Mark Geoghegan – Director of Corporate Finance

Mr. Geoghegan has operated as a financial professional for 30 years. A former Chartered Accountant with Price Waterhouse, Mr. Geoghegan, has developed a career of guiding developing companies from start-up stages to thriving enterprises. He was a hands-on manager with Uniglobe Travel International that developed 1,100 franchised outlets internationally within a few years, and was a very active part of a turnaround team at MacDonald Dettwiler & Associates, a high tech global communications and information company with a current market capitalization of $2.9 billion. He has substantial experience in structuring and listing companies on various stock exchanges throughout the world and substantive post listing management experience.

Mark Geoghegan – Biographical profile for the past 5 years is as follows;

Organization	Description	Date
5BARz International Inc.	Director of Finance	February 1 2013 to Present
Vector Financial Group / Bay Management	Managing Director	February 1, 2001 to January 2013

Mr. Samartha Nagabhushanam

Mr. Nagabhushanam has over two decades of experience in the global telecom industry and has led large organizations for the past 12 years. He was the Managing Director of Kyocera Wireless India, a wholly owned subsidiary of Kyocera group. With over two decades of experience, he has successfully led marketing, sales, engineering and manufacturing organizations in the Telecom Industry.

Samartha is a Communications Engineer from Mysore University and dedicated his career to creating better products and technologies in the telecom space. He has over a decade of experience in building and selling phones for US, Japan, India and LATAM markets. He also has over a decade of experience in building 3G & 4G base stations for global markets, which have been sold in over 20 countries.

Mr. Samartha Nagabhushanam – Biographical profile for the past 5 years is as follows;

Organization	Description	Datex
5BARz India Private Limited	Managing Director and CEO	March 18, 2015 to Present
5BARz International Advisory Board	Member	March 18, 2015 to Present
Aseema Softnet Technologies Pvt. Ltd.	Managing Director – Controlling Ownership
Aseema Inc.	Director
Huddle and Deal E-Commerce Pvt. Ltd.	Chairman
Analyz Research Pvt. Ltd.	Director

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11. Executive Compensation

Compensation of Directors and Executive Officers

Summary and Director and Executive Officer Compensation Tables

The following summary compensation table and director compensation table sets forth all compensation awarded to, earned by, or paid to the Directors and top two highest paid named executive officers during the fiscal years ended December 31, 2015 and 2014, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). All the options were valued using the Black Scholes pricing model.

DIRECTOR AND EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary & Consulting fees		Bonus	Stock Awards		Option Awards		All other Compensation	Totals
Dr. Gil Amelio	2014	$215,000	(1)				100,090	(11)		$315,090
Chairman of the Board	2015	$240,000	(2)				88,797	(12)		$328,797
Daniel Bland	2014	$196,000		—	—		42,000	(13)	—	$238,000
CEO,CFO, Director	2015	$250,000	(3)	—	—		$1,713	(14)	—	$251,713
Naresh Soni	2014	$240,000	(4)	—	$160,000	(10)	$424,427	(15)	—	$744,427
Chief Technology Officer	2015	$240,000	(5)	—			$1,713	(16)	—	$241,713
Tim Axness	2014	$192,000	(6)				8,400	(17)		$200,400
RF Engineer – India Liason	2015	$220,000	(7)				27,093	(18)		$247,093
Mark Geoghegan	2014	$144,000					25,200	(19)		$169,200
Director of Finance	2015	$168,000	(8)				1,330	(20)		$169,330
Samartha Nagabhushanam	2014	$—		—	—		—		—	$—
Managing Director –India	2015	$180,000	(9)	—	—		—		—	$180,000

1) Includes consulting fees of $160,000 which was accrued and unpaid to a corporation controlled by Mr. Amelio as at December 31, 2014. On June 30, 2015 $100,000 of the unpaid balance was settled by the issue of 2,000,000 units at a price of $0.05 per unit. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.30 per share with a term of two years.

2) All of these consulting fees of $240,000 were accrued and unpaid to a corporation controlled by Mr. Amelio as at December 31, 2015.

3) Includes consulting fees of $103,590 accrued and unpaid to Daniel Bland December 31, 2015.

4) Includes consulting fees of $80,000 which was accrued and unpaid to a corporation controlled by Mr. Soni as at December 31, 2014.

5) Includes consulting fees of $173,000 which was accrued and unpaid to a corporation controlled by Mr. Soni as at December 31, 2015.

6) Includes consulting fees of $48,000 which was accrued and unpaid to Mr. Axness as at December 31, 2014.

7) Includes consulting fees of $80,389 which was accrued and unpaid to Mr. Axness as at December 31, 2015.

8) Includes employment income of $24,000 which was accrued and unpaid to Mr. Geoghegan as at December 31, 2015.

9) Includes employment income of $2,876 which was accrued but unpaid to Mr. Nagabhushanam as at December 31, 2015

10) Comprised of 2,000,000 shares (valued at $160,000) issued to Mr. Soni upon completion of 12 months of engagement with the Company.

11) Comprised of options to acquire 3,000,000 shares of common stock at a price of $0.10 per share, issued on May 17, 2013 and vesting over 36 months. The option which vested during 2014 were valued at $100,090.

12) Comprised of options to acquire 3,000,000 shares of common stock at a price of $0.10 per share, issued on May 17, 2013 and vesting over 36 months. In addition, options to acquire 850,000 shares of common stock at a price of $0.08 per share, issued on December 4, 2015 and vesting over 24 months. The options that vested during 2015 were valued at $88,797.

13) Comprised of options to acquire 250,000 shares of common stock at a price of $0.17 per share, issued on January 13, 2014 and vesting immediately.

14) Comprised of options to acquire 850,000 shares of common stock at a price of $0.08 per share, issued on December 4, 2015 and vesting over 24 months. The options that vested during 2015 were valued at $1,713.

15) Comprised of options to acquire 2,000,000 shares of common stock at a price of $0.17 per share, issued on January 13, 2014 and vesting over 12 months, in addition to the balance of 1,000,000 options issued May 17, 2013 at a strike price of $0.10 per share and vesting over a period of 12 months. The options which vested during the year were valued at $424,427.

16) Comprised of options to acquire 850,000 shares of common stock at a price of $0.08 per share, issued on December 4, 2015 and vesting over 24 months. The options that vested during 2015 were valued at $1,713.

17) Comprised of options to acquire 50,000 shares of common stock at a price of $0.17 per share, issued on January 13, 2014 and vesting immediately. The options that vested during 2014 were valued at $8,400.

18) Comprised of options to acquire 400,000 shares of common stock at a price of $0.10 per share, issued on June 19, 2015 and vesting immediately. The options that vested during 2015 were valued at $27,093.

19) Comprised of options to acquire 150,000 shares of common stock at a price of $0.17 per share, issued on January 13, 2014 and vesting immediately. The options that vested during 2014 were valued at $25,200.

20) Comprised of options to acquire 660,000 shares of common stock at a price of $0.08 per share, issued on December 4, 2015 and vesting over two years. The options that vested during 2015 were valued at $1,330.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal years ended December 31, 2015 and 2014, by the Directors or executive officer named in the Summary Compensation Tables.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, the number and percentage of outstanding shares of 5BARz International Inc. common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common stock	Daniel Bland	41,428,834	14.2%
Options	5535 Peregrine Way	1,100,000
	Blaine, Washington
	98230

Common Stock Options Warrants	Gil Amelio 5840 Lake Geneva Drive Reno, Nevada 89511	5,000,000 3,850,000 2,000,000	3.6%

Common stock Options	Naresh Soni 9444 Waples Street, Suite 200 San Diego, California 92121	2,000,000 2,850,000	1.6%

Common Stock Options Convertible Debenture	Mark Geoghegan 7000 Island Blvd. Suite 212 Aventura, Florida 33160	4,173,708 1,000,000 729,857	1.9%

Common Stock	MNM Properties LLC 300 East 76th Street New York, NY 10021	17,375,000	5.8%

The percent of class is based on 298,097,334 shares of our common stock issued and outstanding as of December 31, 2015.

The Executive Officers as a group hold 21.3% of the common stock through direct and indirect holdings.

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

Asset Purchase Agreement from Related Party;

On December 30, 2010, the Registrant, 5BARz International Inc., a Nevada corporation, (“5BARz”), acquired, pursuant to an Assignment Agreement from Dollardex Group Corp., a Panamanian Corporation controlled by Mr. Daniel Bland, the President and CEO of the Registrant, all right title and  interest in an “Amended and Restated Master Global Marketing and Distribution Agreement”, an “Asset Purchase Agreement”, a “Line of Credit Agreement” and a “Security Agreement”, collectively referred to as “The Agreements”.  The Agreements, as restated, had originally been entered into between CelLynx Group, Inc., a Nevada Corporation and Dollardex Group Corp., a Panamanian Corporation, on October 5, 2010, and were amended on March 29, 2012.    The Agreements relate principally to the development of the sales and marketing of the 5BARz™ line of products and related accessories by 5BARz International Inc.

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

ENGINEERING SERVICES CONTRACTED FROM RELATED PARTY

On January 12, 2015 Mr. Samartha Nagabhushanam joined the Company as the Managing Director and CEO of 5BARz India Private Limited. At the time of his engagement with the Company, Mr. Nagabhushanam resigned as the CEO of Aseema Softnet Technologies Inc., and his spouse assumed that role. Mr. Nagabhushanam maintained his position as the controlling shareholder of that company. Accordingly the company is a related party. During the year ended December 31, 2015, the Company engaged the engineering company in Bangalore, India to perform engineering services for the Company in the aggregate amount of $939,442. The amount due to Aseema Softnet Technologies Inc. at December 31, 2015 was $605,302. Further, effective January 1, 2015 the Company entered into an operating sub-lease agreement for five years for office facilities within the Aseema Softnet Technologies offices at Suite #1741, 2nd floor, 9 Cross, J.P. Nagar 2 Phase, Bangalore 560-078. The lease provided for a monthly lease amount of 60,000 Indian Rupees per month ($900 USD per month), and required a 10 month security deposit of 600,000 Rupees ($9,000 USD).

The aggregate future minimum lease payments required to be made over the next five years is as follows;

2016	$10,800
2017	10,800
2018	10,800
2019	10,800
2020	0
Total	$43,200

Director Independence

Quotations for our common stock are entered on the OTCBB inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  During the fiscal year ended December 31, 2015, Mr. Bland acted as a director and as our executive officer.  As such, he is not considered to be an independent director. Dr. Gil Amelio, the Chairman of the Board of Directors of the Company did not act as an executive officer of the Company and as such he is considered to be an independent Director.

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on form 10-Q for the years ended December 31, 2015 and December 31, 2014 were approximately $114,500 and $103,000 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2015 and December 31, 2014.

Tax Fees: Fees for tax services for the years ended December 31, 2015 and December 31, 2014 were $1,500 and $2,500 respectively.

All Other Fees: There were no other fees billed for professional services other than those described above were for the years ended December 31, 2015 and December 31, 2014.

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

5BARz International Inc.

Dated: April 26, 2016	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer, CFO & Director

Dated: April 26, 2016	By: /s/ Gil Amelio
Gil Amelio
Chairman