Form 10-Q
period 2016-03-31
5BARz International, Inc.
filed 2016-07-13
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-1258321

5BARz International Inc.

 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9670 Gateway Drive, 2nd Floor Reno, Nevada	89521
(Address of principal executive offices)	(Zip Code)

877-723-7255

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of June 21, 2016 was 365,787,831.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three months ended March 31, 2016

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2016 AND DECEMBER 31, 2015 (Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$295,653	$294,561
Inventories, net	154,766	167,059
Prepaid expenses and deposits	137,685	119,061
Other receivables	25,034	1,326
TOTAL CURRENT ASSETS	613,138	582,007

FIXED ASSETS:
Furniture and equipment, net	134,007	143,967
OTHER ASSETS:
Intangible assets, net	2,632,669	2,753,585
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,772,915	3,893,831
TOTAL ASSETS	$4,520,060	$4,619,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,219,323	$4,997,218
Derivative liabilities	662,943	1,868,439
Notes payable, net of debt discount	2,192,389	2,883,264
TOTAL CURRENT LIABILITIES	8,074,655	9,748,921

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 400,000,000 shares authorized; 340,994,687 and 298,097,334 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	340,994	298,096
Capital in excess of par value	20,922,631	19,265,220
Accumulated deficit	(25,367,601)	(25,260,274)
Accumulated other comprehensive income	39,623	30,275
Non-controlling interest	509,758	537,567
TOTAL STOCKHOLDERS' DEFICIT	(3,554,595)	(5,129,116)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,520,060	$4,619,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	3 Months Ended
	March 31, 2016	March 31, 2015
Income Statement

Sales	$19,559	$—
Cost of Sales	(93,037)	—
Gross Loss	(73,478)	—
Operating expenses:
Amortization and depreciation	135,310	146,668
Bank charges and interest	11,012	28,790
Sales and marketing expenses	257,044	221,233
Research & development	934,786	702,873
General and administrative expenses	405,436	702,707
Total operating expenses	1,743,588	1,802,271

Loss from operations	(1,817,066)	(1,802,271)

Other income (expense):
Change in fair value of derivative liability	1,709,848	185,385
Interest expense - debt discount	(27,922)	(154,607)
Total other income	1,681,926	30,778
Net loss before non-controlling interest	(135,140)	(1,771,493)
Non-controlling interest share of net loss	27,809	51,604
Net loss after non-controlling interest	$(107,331)	$(1,719,889)

Basic (loss) per common share	(0.00)	(0.01)
Weighted average number of shares outstanding	300,206,988	207,398,864

Other comprehensive income
Foreign currency translation (loss) gain	9,348	2,399
Other comprehensive (loss) income	9,348	2,399
Comprehensive loss	$(97,983)	$(1,717,490)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015
(Unaudited)
	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,140)	$(1,771,493)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	135,310	146,668
Stock based compensation	55,362	56,640
Change in fair value of derivative liability	(1,709,848)	(185,385)
Common shares issued for services	35,455	36,500
Interest expense – debt discount	27,922	154,607
Inventory Reserve	17,133
Changes in operating assets and liabilities:

Change in inventories	12,293	—
Change in other receivable	(23,708)	—
Change in accounts payable and accrued expenses	240,926	810,280
Change in prepaid expenses and deposits	(18,624)	(4,693)
Change in unpaid interest and penalties on notes payable	(11,040)	35,017
Net cash used in operating activities	(1,373,959)	(721,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(599)	(2,847)
Purchase of furniture and equipment assets	(2,198)	(10,165)
Net cash used in investing activities	(2,797)	(13,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	575,000
Repayment on notes payable	(22,500)	—
Proceeds from issuance of common stock	1,391,000	251,125
Net cash provided by financing activities	1,368,500	826,125

Effect of foreign currency exchange	9,348	124

NET INCREASE (DECREASE) IN CASH	1,092	91,378

CASH, BEGINNING OF PERIOD	294,561	25,103

CASH, END OF PERIOD	$295,653	$116,481

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$14,741	$1,753

NON-CASH INVESTING AND FINANCING ACTIVITIES

Settlement of accounts payable with common stock	$25,584	$9,000
Settlement of notes payable with common stock	$697,259	$42,200
Reclassification of warrants and options to derivative liabilities from equity	$504,352	$—

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

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for a 50% interest in certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network extenders”. The 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. ( the founder of the 5BARz technology) and a 60% interest in the intellectual property underlying the 5BARz™ products. On January 12, 2015 the Company incorporated two new subsidiaries, 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India.

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has just commenced the commercial sale of product at small production volumes. The Company incurred losses of $135,140 and $1,771,493 during the three months ended March 31, 2016 and 2015 respectively. Cash used in operating activities was $1,373,959 and $721,859 for the three months ended March 31, 2016 and 2015 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

Management’s assessment of the significant mitigating factors include several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

•	Continued ability to generate proceeds from private placements – since inception of the business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from private placements for the three months ended March 31, 2016 was $1,391,000 compared to $251,125 in 2015. The Company paid for services and settled debt by the issue of shares in the amount of $722,843 during the three months ended March 31, 2016 compared to $51,200 in 2015. In March 2015, the Company’s subsidiary 5BARz India Private Limited engaged Axis Capital in India to raise $20 million dollars for the Company through the sale of equity securities of subsidiary operations in India.
•	Product Commercialization – In August 2015, the Company became an approved vendor and received its first purchase orders for product from a Tier 1 cellular network operator in India. Since that time the Company has received follow on orders from that customer. In March 2016 the Company became an approved vendor and received its first purchase orders for product from a second Tier 1 cellular network operator in India and the follow on purchase orders from this group have been become material orders, representing a significant step in the Company’s commercialization process and ability to generate cash flows from operations.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 27, 2016 for the fiscal year ended December 31, 2015.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method. As of March 31, 2016 the Company’s inventory in Mexico included 967 units of Road Warrior cellular network extenders valued at $130,174 net of a reserve of $17,133. In the US and India the Company held an inventory of $24,592 comprised of sub-assemblies for cellular network extenders. The Company’s inventory reserve of $17,133 is provided for slow moving or potentially obsolete items.

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

There were no long-lived assets impairment charges recorded during the three months ended March 31, 2016 and 2015.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s former subsidiary 5BARz AG, is its local currency (Swiss Franc – CHF). The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. Assets and liabilities are translated based in the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translated gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Mexico and Indian bank accounts. There were aggregate uninsured cash balances of $179,033 and $13,634 at March 31, 2016 and December 31, 2015, respectively.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations (these financial metrics are immaterial for the Company’s operations in the Switzerland):

	March 31,	December 31,
	2016	2015
Assets- U.S.	$4,126,631	$4,396,990
Assets- Mexico.	132,327	172,170
Assets- India.	261,102	50,645
Assets- Total	$4,520,060	$4,619,805

Liabilities- U.S.	$7,763,561	$9,540,657
Liabilities- Mexico	86,098	57,422
Liabilities- India	224,996	150,842
Liabilities- Total	$8,074,655	$9,748,921

	For The 3 Months Ended March 31,
	2016	2015
Revenues- U.S.	$—	$—
Revenues- Mexico.	—	—
Revenues- India.	19,559	—
Revenues- Total	$19,559	$—

Net (Income) Loss- U.S.	$(193,308)	$1,681,856
Net Loss- Mexico	57,188	490
Net Loss- India	271,260	89,547
Net Loss- Total	$135,140	$1,771,493

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2016	$662,943	$—	$—	$662,943
December 31, 2015	$1,868,439	$—	$—	$1,868,439

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2016 and the 12 months ended December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning balance	$1,868,439	$547,940
Aggregate fair value of conversion feature upon issuance of common shares	—	(457,228)
Change in fair value of derivative liabilities	(1,709,848)	(45,356)
Reclassification of warrants to derivative liability	437,329	1,823,083
Reclassification of stock options to derivative liability	67,023	—
Ending balance	$662,943	$1,868,439

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

	March 31, 2016	December 31, 2015
Stock price	$0.06	$0.10
Volatility	94.14%	91.3%
Risk-free interest rate	0.66%	0.04%
Dividend yield	0.0%	0.0%
Expected life	0.01 years	0.01 years

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

As of March 31, 2016 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company incurred stock based compensation charges during the three month period ended March 31, 2016 and 2015 as follows;

	3 months ended
	March 31
	2016	2015
General and administrative	$34,633	$24,250
Research and development	13,722	11,880
Sales and marketing	7,007	20,510
Total	$55,362	$56,640

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at March 31, 2016 and December 31, 2015 respectively of 187,053,887 and 155,670,170 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

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

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 provides improvement to employee share-based payment accounting. ASU 2016-09 involve the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities the amendments in this update are effective for annual periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

The FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 provides guidance on identifying performance obligations and licensing. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and or services. This update does not change the core principles, but rather clarify the following two aspects, identifying performance obligations and licensing implementation guidance. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted for all public business entities. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2016 or 2015, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 16.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Furniture and equipment	$153,389	$151,191
Research and development equipment	13,367	13,367
Leasehold improvements	56,128	56,128
	222,884	220,686
Accumulated amortization & depreciation	(88,877)	(76,719)
Furniture & equipment net	$134,007	$143,967

During the three months ended March 31, 2016 and 2015 the Company incurred amortization and depreciation expense of $12,150, and $23,756 respectively.

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	March 31, 2016	December 31, 2015
Technology	$3,079,808	$3,077,244
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,451,420	3,448,856
Accumulated amortization	(818,751)	(695,271)
Technology and other intangibles, net	$2,632,669	$2,753,585

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three months ended March 31, 2016 and 2015, $123,480, (2015 - $122,912) was recorded as amortization on technology and other intangibles. The Companys estimated technology amortization over the next five years is expected to be $2,465,035.

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 and 12 months ended December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Goodwill – beginning of period	$1,140,246	$1,140,246
Goodwill – end of period	$1,140,246	$1,140,246

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock

During the three months ended March 31, 2016, the Company has issued common stock as follows:

During the period January 1, 2016 to March 31, 2016 the Company issued 27,820,000 units at a price of $0.05 per unit for aggregate proceeds of $1,391,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On January 19, 2016 the Company issued 1,578,463 shares at a price of $0.044 per share for the settlement of convertible notes payable with a total value of $69,626. The company recorded a gain of $36,656 during the three months ended March 31, 2016. After this settlement the balance of principal and interest due under this convertible note at March 31, 2016 was nil.

On January 20, 2016 the Company issued 200,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $12,000. The company recorded a gain of $6,000 during the three months ended March 31, 2016. After this settlement the balance of principal and interest due under this convertible note at March 31, 2016 $109,500.

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share in settlement of services valued at $20,250.

On February 26, 2016 the Company issued 312,650 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $15,633. The company recorded a gain of $8,924 during the three months ended March 31, 2016. After this settlement the balance of principal and interest due under this convertible note at March 31, 2016 $68,268.

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share in settlement of services valued at $5,000.

On March 6, 2016 the Company issued 11,500,000 shares at a price of $0.05 per share for a conversion of convertible notes payable with a total value of $575,000. After this settlement the balance of principal and interest due under this convertible note at March 31, 2016 was nil.

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the a conversion of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note at March 31, 2016 $70,597.

On March 31, 2016 the Company issued 115,000 units at a price of $0.05 per unit for services with a total value of $5,750. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On March 31, 2016 the Company issued 300,784 units at a price of $0.05 per unit for services with a total value of $15,039. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On March 31, 2016 the Company issued 300,000 units at a price of $0.05 per unit for services with a total value of $15,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance March 31, 2016	Balance December 31, 2015
December 17, 2012	$80,000	(a)	$21,041	$101,041	$99,445
January 8, 2013	70,597	(b)	—	70,597	81,977
October 6, 2014	250,000	(c)	3,747	253,747	253,123
March 6, 2015	—	(d)	—	—	548,283
May 4, 2015	57,300	(e)	52,200	109,500	138,000
May 21, 2015	100,000	(f)	118,177	218,177	174,064
June 15, 2015	102,500	(g)	80,375	182,875	175,000
June 17, 2015	52,500	(h)	6,553	59,053	82,217
June 18, 2015	100,000	(i)	19,003	119,003	163,956
June 18, 2015	52,500	(j)	6,201	58,701	82,193
June 26, 2015	104,500	(k)	80,080	184,580	176,652
July 17, 2015	—	(l)	—	—	105,282
July 30, 2015	100,000	(m)	81,523	181,523	172,167
August 27, 2015	59,000	(n)	9,268	68,268	92,195
August 27, 2015	100,000	(o)	68,065	168,065	170,764
October 7-9,2015	85,000	(p)	6,441	91,441	87,514
October 28,2015	100,000	(q)	58,938	158,938	152,915
October 30, 2015	105,000	(r)	62,184	167,184	160,081
Notes payable – 5BARz International Inc.	$1,518,897		$673,796	$2,192,693	$2,915,828

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance March 31, 2016	Balance December 31, 2015
May 24, 2012	$15,900	(s)	$32,642	$48,542	$46,018
September 12, 2012	12,500	(t)	22,361	34,861	33,048
Notes Payable - CelLynx Group, Inc.	$28,400		$55,003	$83,403	$79,066
Sub-Total	$1,547,297		$728,799	$2,276,096	$2,994,894
Debt Discount	—		—	(83,707)	(111,630)
Total, net of debt discount	$1,547,297		$728,799	$2,192,389	$2,883,264

a)     In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period from issuance of the convertible debenture issuance to March 31, 2016, interest of $21,041 was accrued on the convertible debenture, resulting in a total principal and interest due at March 31, 2016 of $101,041. A derivative liability at March 31, 2016 of $25,260 (2015 - $24,861) is accrued in these financial statements in connection with this note.

b)     On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the three months ended March 31, 2016 interest of $1,620 (2015 - $1,516) was accrued on the convertible debenture. During the three months ended March 31, 2016, $25,000 was settled by way of conversion into common stock.  During the three months ended March 31, 2016 $12,000 in past due consulting fees were added to the principal of the note. The total principal and interest due under the note at March 31, 2016 amount of $70,597 (2015 - $81,977). In addition, the Company reflected a derivative liability at March 31, 2016 of $14,645 (2015 - $20,494) in connection with this note.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

c)     On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest at December 31, 2015 was $253,123, net of an unamortized debt discount of $111,630, resulting in a carrying value of $141,493. At March 31, 2016, total interest of $3,747 was accrued to bring the total principal and interest balance to $253,747, net of an unamortized debt discount of $83,708, resulting in a carrying value of $170,039.

d)      On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. On September 6, 2015, the loan maturity was extended for an additional 6 months in return for the accrual of a 10%, extension fee. The convertible note accrues interest at a rate of 15% semi annually and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings from the note holders at strike prices ranging from $0.20 to $0.30 per share were re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2017. The Company has the right to repay the loan by payment of the principal and accrued interest at the date of repayment. On March 6, 2016 the Company settled the aggregate principal and interest amount of $575,000, by conversion into 11,500,000 shares of common stock, issued at a price of $0.05 per share. The amount due pursuant to this note at March 31, 2016 is nil, (2015 - $548,283).

e)      On May 6, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 50%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. On November 3, 2015 an amending agreement was entered into providing for the prepayment of the note at any time up to 9 months from the loan origination date at a rate of 145% of the then unpaid principal and interest due under the note. On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 120%. The note is payable on demand. On January 20, 2016, the Company entered into a settlement agreement on the convertible debt in the principal and interest amount of $138,000, by the issuance of 200,000 shares issued on January 20, 2016, and the commitment to make a series of payments over 8 months, ending September 15, 2016 in the aggregate amount of $120,000. The Company made payments under the settlement agreement on February 8, 2016 of $7,500 and on March 15, 2016 of $15,000 as required by the agreement. The principal and interest due under the note at March 31, 2016 was $109,500. The remaining settlement amount of $97,500 was settled by way of the issuance of 187,500 common shares on May 2, 2016 at a price of $0.08 per share, in settlement of $15,000 and a further issue of 1,375,500 common shares at a price of $0.06 per share in settlement of the remaining $82,500 due under the note settlement agreement.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

f)      On May 21, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows, 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default the outstanding balance was increased to 118%, in addition to that a default penalty payment of $1,000 per business day was added to the outstanding balance. The principal, interest and penalty charges due under the note at March 31, 2016 was $218,177. On March10, 2016, a complaint was filed in relation to the unpaid balance of this note payable (see litigation note 14). On June 28, 2016, the parties entered into a settlement agreement in the amount of $153,000 payable in equal payments of $35,000 made in cash or shares issued at market every 21 days from the date of settlement (see subsequent events note 16).

g)      On June 15, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note, and issued 250,000 shares at $0.10.The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default the outstanding balance was increased to 140%. The note is payable upon demand. On March 17, 2016 the Company settled the convertible debt in the principal and interest amount of $175,000. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,875, an aggregate amount of $175,000. The principal and interest due under the note at March 31, 2016 was $182,875. On May 3, 2016, the Company entered into an amended settlement agreement for full settlement of the note for $175,000. The Company issued 1,500,000 common shares at a price of $0.05 per share in settlement of $75,000 due under the note and agreed to a series of 6 monthly payments each in the amount of $11,666, commencing May 15, 2016.

h)      On June 17, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at March 31, 2016 was $59,053. The Company is currently in the process completing a settlement agreement on this note.

i)      On June 18, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at March 31, 2016 was $119,003. The Company is in the process of completing a settlement agreement on this note.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

j)        On June 18, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at March 31, 2016 was $58,701. On June 8, 2016 the lender filed a complaint claiming 1,699,580 shares in settlement of the principal and interest under the note and injunctive relief related to terms of the note. On June 24, 2016 the Company has filed an answer and defense in response to the complaint filed.

k)      On June 26, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 18%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an Event of Default of the note. Upon the Event of Default the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum.. The note is payable upon demand. On March 7, 2016 the parties entered into a settlement agreement to settle the full amount due under the note for $177,424. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $22,178. The principal and interest due under the note at March 31, 2016 was $184,580.

 l)      On July 17, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 25% from day 1 to 30 days, 30% from day 31 to 60 days, 35% from day 61 to 90 days, 40% from day 91 to 120 days, 45% from day 121 to 150 days, 50% from day 151 to 180 days. There is no right to prepayment after 180 days. The note is convertible into common stock of the issuer at a discount to market of 45%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable on demand.  On January 19, 2016, the Company settled convertible debt in the principal and interest amount of $69,626 by the issuance of 1,578,463 shares, at a price of $0.041 per share. The settlement amount does not require the payment of default penalties contemplated in the note agreement. The principal and interest due under the note at March 31, 2016 was nil.

 m)     On July 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150%. The note is payable upon demand. The principal and interest due under the note at March 31, 2016 was $181,523. The Company is in the process of completing a settlement agreement for the amount due pursuant to this note.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

n)     On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. The interest rate on the note is 12%. Upon an Event of Default the interest rate shall increase to 24%. The prepayment penalty of the note is 40%. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.000058. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150%. The note is payable upon demand. On February 26, 2016, the Company settled the convertible debt for an aggregate amount of $83,900. The settlement agreement provides for the issuance of 312,650 common shares at a price of $0.05 per share for aggregate proceeds of $15,632 issued on February 26, 2016 and the balance to be repaid by a series of monthly payments in the aggregate amount of $68,268 over a five month period commencing on April 15, 2016.

o)     On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable upon demand. On March 10, 2016 the Company settled the convertible debt in the principal and interest amount of $168,065. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, for an aggregate amount of $168,065. The principal and interest due under the note at March 31, 2016 was $168,065

p)     During the period October 7, 2015 to October 10, 2015 the Company entered into three convertible note arrangements with certain investors, in the principal amount of $85,000. Interest is accrued on the notes at a rate of 8% per annum, and the notes mature one year from the date of issue. The notes are convertible after 183 days by the borrower at a conversion price of the lesser of $0.05 per share or 70% of market, defined as the lowest trade price for a period 20 days prior to the notice of conversion, if VWAP of the shares drops below $0.05 with a 10 day look back. In no case may the debt be converted at less than $0.01 per share. The Company may prepay the note principal and interest at a rate of 125% of principal and interest within 90 days of the issue date and at a rate of 135% after 90 days from the issue date. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the interest rate was increased to 20% per annum. The notes are payable upon demand. The principal and interest due under the notes at March 31, 2016 was $91,441.

q)     On October 28, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matures on July 28, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principal and interest at rates from 145% of principal and interest within 180 days from the issue date. After 180 days the note may not be prepaid. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default the outstanding balance was increased to 150%.The note is payable upon demand. The principal and interest due under the note at March 31, 2016 was $158,938.

On May 2, 2016, the Company entered into a settlement agreement, to pay $153,912 by way of six monthly payments, each in the amount of $25,652, with the first payment due on May 15, 2016.

r)      On October 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principal and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. The principal and interest due under the note at March 31, 2016 was $167,184. On May 31, 2016 the Company entered into a settlement agreement to make a series of six payments, each in the amount of $27,354, for an aggregate amount of $164,128, in full settlement of the amounts due under this note agreement.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

s)    On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of March 31, 2016 the note is past due.  The note principal and accrued interest outstanding at March 31, 2016 was $48,542.

t)

On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of March 31, 2016 the note is past due. The note principal and accrued interest outstanding at March 31, 2016 was $34,861.

Note 8 – Commitments and Contingencies

Operating Lease Obligation

Since August 22, 2014 (the amending date) the Company is has expanded it’s leased facilities in San Diego, California for a period of 66 months.

Pursuant to this lease, aggregate minimum lease payments over the next five years are as follows;

March 31,
2017	$271,142
2018	293,316
2019	303,582
2020	287,516
Total	$1,155,556

Effective January 1, 2015, the Company’s subsidiary 5BARz India Private Limited entered into an facility lease agreement for five (5) years at a monthly lease rate of 60,000 Indian rupees ($900 USD) per month.

At March 31, 2016, the aggregate minimum lease payments over the next five years are as follows;

March 31,
2017	$10,800
2018	10,800
2019	10,800
2020	8,100
Total	$40,500

  5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity for the quarter ended March 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	102,188,477	$0.25	1.20
Granted *	27,604,784	0.20	1.93
Exercised	—	—
Cancelled/ expired	(9,782,664)	0.27	—
Outstanding at March 31, 2016	120,010,597	$0.23	1.26
Exercisable at March 31, 2016	120,010,597	$0.23	1.26

* During the three months ended March 31, 2016, the Company granted 27,604,784 warrants as part of a unit in connection with various equity raises, 511,684 in connection with the settlement of some debts, and 229,100 as part of a unit for services to consultants.

The Company has authorized capital of 400,000,000 shares, and accordingly should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments.

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	15,480,000	$0.11	5.04
Granted	100,000	0.08	9.92
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at March 31, 2016	15,580,000	$0.11	4.79
Exercisable at March 31, 2016	15,580,000	$0.11	4.79

On February 29, 2016 the Company issued 100,000 stock options at a strike price of $0.08 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

As of March 31, 2016, total unamortized compensation expenses related to unvested stock options were $250,070, This amount is expected to be recognized over a weighted average period of 12 months. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	February 29, 2016	January 27, 2015	April 7, 2015	April 22, 2015	June 19, 2015	July 1, 2015	December 4, 2015
Stock price	0.09	$0.10	$0.10	$0.10	$0.10	$0.11	$0.08
Volatility	93%	96%	96%	96%	96%	96%	91%
Risk-free interest rate	1.74%	1.36%	2.26%	1.63%	.64%	.64%	.64%
Dividend yield	0	0	0	0	0	0	0
Expected life	10 years	5 years	10 years	10 years	5 years	5 years	5 years

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
January 27, 2015	500,000	$34,540
April 7, 2015	2,000,000	$156,344
April 22, 2015	100,000	$8,810
June, 2015	800,000	$57,212
July 1, 2015	300,000	$18,632
December 4, 2015	3,590,000	$199,365
February 29, 2016	100,000	$7,758

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the three months ended March 31, 2016, $55,362 (2015 –$56,640) was amortized to expense.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all CelLynx Group, Inc. options exercisable as of March 31, 2016, are as follows:

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2015	69,000,000	$0.0002	2.27
Granted	—	—	—
Forfeited	(4,000,000)	0.0003	3.38
Outstanding at March 31, 2016	65,000,000	$0.0002	1.93
Exercisable at March 31, 2016	65,000,000	$0.0002	1.93

Note 10 - Related party transactions

During the year ended December 31, 2015, the Company engaged an engineering company in Bangalore, India to perform engineering services, product development and manufacturing services for the Company in the aggregate amount of $939,442. The Engineering Company is owned by the Director and the CEO of 5BARz India Private Limited, and the CEO of the engineering company is the spouse of the Director and the CEO of 5BARz India Private Limited. The amount due to Aseema Softnet Technologies Inc. at December 31, 2015 was $605,302. During the three months ended March 31, 2016 there were $339,214 in billings and $260,000 in payments to Aseema Softnet Technologies Inc. resulting in an amount due of $684,516 at March 31, 2016. Subsequent to March 31, 2016 there have been further billings of $255,200 in the months of April and May 2016 for an aggregate amount due of $939,716 at May 31, 2016.

Further, effective January 1, 2015 the Company entered into an operating sub-lease agreement for five years for office facilities within the Aseema Softnet Technologies offices at Suite #1741, 2nd floor, 9 Cross, J.P. Nagar 2 Phase, Bangalore 560-078. The lease provided for a monthly lease amount of 60,000 Indian Rupees per month ($900 USD per month), and required a 10-month security deposit of 600,000 Rupees ($9,000 USD).

The aggregate future minimum lease payments required to be made over the next five years is as follows;

March 31,
2017	$10,800
2018	10,800
2019	10,800
2020	8,100
Total	$40,500

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

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At March 31, 2016 the Company had a 60% equity ownership in CelLynx Group, Inc. with the holding of 1,489,745,971 common shares.

Note 12 – Asset Acquisition Agreement

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group, Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At March 31, 2016, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $3,235,849 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.

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

Note 13 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2016	December 31, 2015
Product development costs	$1,098,563	$991,799
Consulting and wages	2,501,701	2,138,729
Legal and administrative	297,712	498,704
Acquired liabilities – CelLynx - 2012	1,118,495	1,118,495
Other	202,852	249,491
Total	$5,219,323	$4,997,218

Note 14 – Litigation

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

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of March 31, 2016 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses. On June 29, 2016 the parties entered into a settlement agreement which provided for the settlement of the claims for $170,000, payable as to $40,000 upon closing of the agreement, $60,000 on August 15, 2016 and the balance of $70,000 payable on October 7, 2016.

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of March 31, 2016 the Company has accrued $391,489 payable to the petitioners. On May 13, 2016, the Company entered into a settlement agreement with Pluto Technologies and James Fraley for the settlement of all amounts due to the petitioners by payment of $65,000, payable as to $15,000 on May 31, 2016, $20,000 on June 30, 2016 and $30,000 on July 31, 2016. At the time of execution of the settlement agreement the first payment of $15,000 was paid.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Litigation (continued)

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc., et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement. At March 31, 2016, the Company has accrued $111,616 payable to the petitioner. On or about May 15, 2016 a further $10,000 was paid. On June 3, 2016 the Company entered into amending agreement whereby the balance of $101,616 was settled by the issuance of 846,804 shares at a price of $0.06 per share for the settlement of $50,808, plus an agreement to make four monthly payments of $12,702 each month commencing June 3, 2016.

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at March 31, 2016 due to the lender of $218,177. The Company and defendants have engaged counsel and on April 17, 2016 have filed a motion for dismissal. On June 30, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. Each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume.

On April 11, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC., a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $933 and repaid the loan principal of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015 the Company issued 29,340 shares as final payout of the note interest via conversion into shares pursuant to the note terms. R Squared Partners LLC has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016.

On April 22, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, an alleged lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,166.67 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016.

On May 31, 2016 a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $58,701 due to the lender pursuant to the terms of the convertible note agreement at March 31, 2016.

On July 6, 2016 a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note. The complaint alleges breach of contract, promissory estoppel as to note, and tortious interference with Contract. The Company is required to respond 20 days from the date of service. The Company has accrued an amount of $184,580 due to the lender pursuant to the terms of the convertible note agreement at March 31, 2016. The Company and the lender had entered into a settlement agreement for payments over a period of six months in the aggregate amount of $133,068.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Product Orders and Shipments

a. Product Orders and Shipments into India

On August 19, 2015 the Company received two purchase orders from Vodafone Mobile Services Limited, a tier one cellular network operator in India. The goods were shipped into Delhi and Mumbai and were provided as promotional items and expensed when shipped. On December 23, 2015 and January 9, 2016 two further Purchase Orders were received from Vodafone which represent the commencement of on-boarding of the 5BARz Cellular Network Extenders into this tier one cellular network operators supply chain in India. During the three months ended March 31, 2016, the Company shipped the initial 100 units of those orders. Further, on February 16, 2016 the Company received an initial purchase order from another tier one cellular network operator in India. That purchase order was followed with a Network Hardware and Software Ordering document, on June 1, 2016, setting the parameters on a series of orders over the next two years.

Note 16 – Subsequent Events

Sales of Common Stock

During the period April 1, 2016 to June 21, 2016 the Company issued 18,060,000 units at a price of $0.05 per unit for aggregate proceeds of $903,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On May 2, 2016 the Company issued 187,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $15,000. The balance of principle and interest due under this convertible note at June 21, 2016 is nil.

On May 3, 2016 the Company issued 1,500,000 shares at a price of $0.05 per share for the settlement of a convertible note payable with a total value of $75,000. The balance of principle and interest due under this convertible note at June 21, 2016 is $70,000.

On May 10, 2016 the Company issued 1,375,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $82,500. The balance of principle and interest due under this convertible note at June 21, 2016 is nil.

On May 11, 2016 the Company issued 391,740 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $23,504. The balance of principle and interest due under this convertible note at June 21, 2016 is $44,764.

On May 20, 2016 the Company issued 225,000 shares at a price of $0.06 per share in settlement of services valued at $13,500.

On May 31, 2016 the Company issued 547,100 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $27,355. The balance of principle and interest due under this convertible note at June 21, 2016 is $139,829.

On May 31, 2016 the Company issued 1,660,000 shares at a price of $0.05 per share in settlement of services valued at $83,000.

On June 3, 2016 the Company issued 846,804 shares at a price of $0.06 per share in settlement of debt valued at $50,808.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events (continued)

Settlement of Convertible Promissory Notes:

On May 6, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. On January 20, 2016, the Company entered into a settlement agreement on the convertible debt in the principal and interest amount of $138,000, by the issuance of 200,000 shares issued on January 20, 2016, and the commitment to make a series of payments over 8 months, ending September 15, 2016 in the aggregate amount of $120,000. The Company made payments under the settlement agreement on February 8, 2016 of $7,500 and on March 15, 2016 of $15,000 as required by the agreement. The principal and interest due under the note at March 31, 2016 was $109,500. The remaining settlement amount of $97,500 was settled by way of the issuance of 187,500 common shares on May 2, 2016 at a price of $0.08 per share, in settlement of $15,000 and a further issue of 1,375,500 common shares at a price of $0.06 per share in settlement of the remaining $82,500 due under the note settlement agreement.

On May 21, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. On June 28, 2016, the parties entered into a settlement agreement in the amount of $153,000 payable in equal payments of $35,000 made in cash or shares issued at market every 21 days from the date of settlement.

On June 15, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. On March 17, 2016 the Company settled the convertible debt in the principal and interest amount of $175,000. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,875, an aggregate amount of $175,000. The principal and interest due under the note at March 31, 2016 was $182,875. On May 3, 2016, the Company entered into an amended settlement agreement for full settlement of the note. The Company issued 1,500,000 common shares at a price of $0.05 per share in settlement of $75,000 due under the note and agreed to a series of 6 monthly payments each in the amount of $11,666, commencing May 15, 2016.

On June 26, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. On March 7, 2016 the parties entered into a settlement agreement to settle the full amount due under the note for $177,424. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $22,178. The principal and interest due under the note at March 31, 2016 was $184,580.

On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. On February 26, 2016, the Company settled the convertible debt for an aggregate amount of $83,900. The settlement agreement provides for the issuance of 312,650 common shares at a price of $0.05 per share for aggregate proceeds of $15,632 issued on February 26, 2016 and the balance to be repaid by a series of monthly payments in the aggregate amount of $68,268 over a five month period commencing on April 15, 2016.

On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. On March 10, 2016 the Company settled the convertible debt in the principal and interest amount of $168,065. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, for an aggregate amount of $168,065. The principal and interest due under the note at March 31, 2016 was $168,065

On October 28th, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matures on July 28, 2016. The principal and interest due under the note at March 31, 2016 was $158,938. On May 2, 2016, the Company entered into a settlement agreement, to pay $153,912 by way of six monthly payments, each in the amount of $25,652, with the first payment due on May 15, 2016.

On October 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The principal and interest due under the note at March 31, 2016 was $167,184. On May 31, 2016 the Company entered into a settlement agreement to make a series of six payments, each in the amount of $27,354, for an aggregate amount of $164,128, in full settlement of the amounts due under this note agreement.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events (continued)

Related Party Transactions

On June 14, 2016, the Board of Directors approved the issuance of warrants to acquire 8,000,000 shares to each of the CEO and Chairman of the Board, at a price of $0.09 per share. The warrants have a term of five (5) years and vest as to 50% immediately and 50% on June 14, 2017. In addition, the Directors approved the issuance of 10,000,000 stock options, issued to the CEO of 5BARz India Private Limited, to acquire common stock of the Company at a price of $0.09 per share. The options have a 5 year term, and vest as to 10% immediately, 40% upon the closing of a minimum of $13 million USD financing of 5BARz India Private Limited at a $100 million valuation and 50% one year from the closing of said financing.

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

We were incorporated in Nevada on November 17, 2008 and the Company has offices in the States of Nevada, California and Florida as well as subsidiary operations in Mexico and India. The address of the Company’s Innovation Center in San Diego is 9444 Waples Street, Suite 140, San Diego, California, 92121, in Nevada at 9670 Gateway Drive, 2nd floor, Reno Nevada, 89521 and in Florida at 1111 Brickell Ave. 11th Floor, Miami, Florida, 33131. Our centralized telephone number is 877-723-7255. Our web site is www.5BARz.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with the Securities and Exchange Commission (SEC): our Annual Report on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 (a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our web site is not necessarily incorporated into this report.

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

During the recent quarter, the Company has manufactured and delivered product based upon initial purchase orders received from one of the largest cellular network operators in India for units that are specifically channelized for operation on that operator’s network. The units were shipped in part in February and March 2016 pursuant to those purchase orders. The Company has received very positive feedback on the operation of these units in India. Testing has indicated data rate improvements up to 100%, elimination of dropped calls and an elimination of buffering for audio/video reception. In addition to these shipments, the Company has received a purchase order and shipped limited numbers of demonstration units to another tier one cellular network operator in India in March 2016. Based upon these deliveries, that cellular network operator has issued a “Network Hardware and Software Ordering Document”, commencing June 1, 2016, and effective for two years, which provides the parameters for orders to be shipped to that operator, during that period.

The Company is continuing the process of expanding the features included, and improving the functionality of the cellular extenders, making the value proposition of the units vastly more significant than was originally envisioned. In addition, the Company has capitalized on opportunities arising as a result of the significant relationships being developed with Cellular Network operators in India and are commencing a program which represents a diversification of the products offered to cellular network operators in the region, in addition to the cellular network extenders..

It should be noted that the product designed for the market in India is designed in a configuration that is functional to provide services to 91 Countries globally, with an aggregate subscriber base of 2.98 billion subscribers comprising some of the most significant wireless markets in the world. Further sales orders are underway with a planned on-boarding of product to integrate the Companies products, into the supply chain of our customer. In addition, sales and marketing efforts with other cellular network operators in India are progressing with product deliveries expected to expand substantially in the balance of 2016.

In the US, the Companies innovation center in San Diego has been focused upon the logistics required to meet the pending needs of the marketplace in India as well as the transition of product manufacturing from the US to India for that marketplace. In addition, the Engineering teams in San Diego and India have continued the development of new product enhancements which will improve the products flexibility with respect to operational characteristics for various other global markets, including the US. Cellular networks throughout the world are comprised of variable configurations, using 2G, 3G and 4G LTE technologies, operating on variable bands and frequencies. New technology being integrated into the Companies products will serve to accelerate the Company’s ability to customize product for specific market needs in various geographic areas and cellular network configurations. In addition, technological developments are being completed to enhance the “mobile” product first introduced in 2010 by the Company, improving the functional and simplicity of use of that product.

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

Strategy and focus areas

Our focus is on three foundational priorities;

•	Leadership in our core business, maintaining the highest standards in developing highly engineered devices to manage connectivity in the vicinity of the user.

•	Effective collaboration with cellular network operators to ensure that our products fully meet their needs in providing their subscriber base with a portfolio of state of the art solutions for maintaining excellence in connectivity.

•	Architectural design creation, to facilitate the effective integration of the Companies product into new and innovative applications, to maintain operators control over that system and to expand product lines for use in automobiles, computers and numerous other areas of application.

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

Products

The 5BARz Cellular Network Extender was unveiled at the Mobile World Congress in Barcelona, Spain, March 2014. Since that time the product has undergone significant product field testing in international locations and improvements, resulting in a product which is ready for deployment.

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

Management at 5BARz are confident that this new cellular device will alleviate much of the frustration experienced by users globally, associated with weak or compromised cellular signal. This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas, and highly congested areas such as freeways, and also serves to amplify cellular signal as users move away from cellular towers in urban areas.  The market potential of the technology is far reaching.

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

On January 12, 2015, 5BARz India Private Limited was incorporated in India, a 99.9% subsidiary of 5BARz International, Inc. During the quarter under review, the Company shipped orders to two, Tier one cellular network operators in the region, and are organizing for a ramp up of production and sales volumes.

On May 26, 2016, the Company incorporated a subsidiary 5BARz PTE. Ltd. in Singapore, which is wholly owned by 5BARz International Inc.

During 2012 and 2013, the Company presented the first version of our product, the “Road Warrior” to Cellular Network operators in order to establish market recognition and interest in the product globally. Having established expressions of interest in the product, in June 2013 the Company entered into a collaboration agreement with a leading cellular network operator. Through that arrangement, we established a product development program to deliver a product, designed with our partners input that meets their requirements, in order to integrate the product into their portfolio of solutions for network improvement.

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

February/March 2016 – 5BARz ships a series of orders to fulfill purchase orders in India to Vodafone and ships demo product to another Tier One cellular network operator in the region.

June 1, 2016 – 5BARz enters into a Network Hardware and Software Ordering Document with Bharti Airtel in India, and receives initial indication of $1.5 million in product ordering requirements in the subsequent months.

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

As provided in the diagram above, the second largest market in the world for cellular subscribers is India with 13% of the world market. This is the Company’s current and primary point of market penetration.

It is the intent of the Company, as adoption of the products begins to accelerate in India, to expand their global footprint into other quickly expanding markets such as the Asia Pacific region, Africa, the Americas and Europe.

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

 Results of Operations

Three month period ended March 31, 2016 compared to three month period ended March 31, 2015.

	3 Months ended March 31, 2016	3 Months ended March 31, 2015	Difference
Sales	$19,559	$—	$19,559
Cost of sales	(93,037)	—	(93,037)
Gross loss on product sales	$73,478	$—	$73,478
Amortization and depreciation	135,310	146,668	(11,358)
Bank charges & interest	11,012	28,790	(17,778)
Sales and marketing expenses	257,044	221,233	35,811
Research & development	934,786	702,873	231,913
General and administrative	405,436	702,707	(297,271)
Loss From Operations	1,817,066	1,802,271	14,795
Other income (expenses)	1,681,926	30,778	1,651,148
Net Income (Loss)	$(135,140)	$(1,771,493)	$1,636,353

The three months ended March 31, 2016 reflects a net loss of 135,140 representing a decrease in the loss of $1,636,353 compared to the corresponding three month period loss of $1,771,493 for the period ended March 31, 2015.

Other income, for the three months ended March 31, 2016, of $1,681,926 represents an increase of $1,651,148, over the other income at March 31, 2015 of $30,778. This amount is comprised in the most part of a gain on derivative debt of $1,704,398, arising from the calculation, utilizing the Black-Scholes valuation model of the variable conversion feature attributable to warrants issued at March 31, 2016 by the Company which, when combined with the shares issued and other convertible debt exceed the authorized capital of the Company. The Company will not have sufficient Common shares available to issue shares, should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares. This gain represents the difference in that calculation at March 31, 2016 compared to the Black-Scholes valuation at December 31, 2015. The Company applies sequencing with respect to such commitments and other circumstances as disclosed in its accounting policies for derivatives.

The general and administrative costs decreased from 2015 to 2016 by $297,271. The largest components of this decrease was a reduction of salary and wages costs from $214,666 in 2015 to $47,585 in 2016, a reduction of $167,081. That cost reduction is the result of employee termination fees of $150,000 accrued in 2015, in rationalizing head office costs in the US. In addition, in the quarter ended March 31, 2016 the Company incurred $54,666 less legal fees, a reduction from $70,672 in 2015 to $16,006 in 2016. Further consulting fees decreased by $40,000 in 2016 as the result of the termination of a consultant that acted for the Company in 2015.

Research and development expenses in 2016 were greater than 2015 by $231,913. This increase is accounted for by a significant increase in the amounts charged for engineering services in India. During 2015 the quarterly billing was $162,000, increasing to $322,142 billed in the corresponding period in 2016, representing an increase in costs of $160,142. These increased costs are indicative of a significant increase in work with Cellular Network operators in the region. In addition, engineering services in the US increased from $321,414 during the quarter in 2015 compared to $403,529 in 2016, an increase of $82,115.

The sales and marketing expenses increased by 16% compared to the first quarter of 2015, this increase of $35,811 is attributable to increased staffing costs in India, in the sales and marketing department.

The Company’s net loss during the three month period ended March 31, 2016 was $135,140 or $0.00 per share compared to a loss of $1,771,493 or $0.01 per share during the three months ended March 31, 2015. The weighted average number of shares outstanding was 300,206,988 for the three month period ended March 31, 2016.

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

Liquidity and Capital Resources

As at March 31, 2016

As at March 31, 2016, the Company’s current assets were $613,138 and current liabilities were $8,074,655, which results in a working capital deficit of $7,461,547. The Company’s working capital deficit at December 31, 2015 was $9,166,914. This represents a decrease in the Company’s working capital deficit of $1,705,397 or a 19% decrease in the current quarter. The decrease is comprised of a reduction in notes payable and derivative liability of $1,896,371, offset by an increase in trade accounts payable of $222,105.

As at March 31, 2016, the Company’s total assets were $4,520,060 comprised of intellectual property in the amount of $2,632,669 and goodwill in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology in the combined entity.

As at March 31, 2016, the Company’s total liabilities were $8,074,655, comprised of accounts payable of $5,219,323 and notes payable and derivative liability of $2,192,389 and $662,943 respectively. The increase in accounts payable as at March 31, 2016 from year ended December 31, 2015 is related to increased engineering service expenditures in India.

Stockholders’ equity increased from a deficit at December 31, 2015 of $5,129,116 to a deficit balance of $3,554,595 at March 31, 2016. This increase of $1,574,521 is attributable in the most part to equity transactions during the three months ended March 31, 2016 of the sales of common stock in the amount of $1,391,000 and the settlement of notes and accounts payable with common stock in the amount of $722,843. In addition, warrant revaluation of $1,704,398 is reflected as an equity transaction, increasing additional paid in capital. These collective increases in equity are offset by a loss during the quarter of $135,140.

Cash Flows from Operating Activities

For the three month period ended March 31, 2016, net cash flows used in operating activities was $1,373,959 consisting primarily of cash used for product development and administrative expenses.

Cash Flows from Investing Activities

For the three month period ended March 31, 2016, net cash flows used in investing activities was $2,797 comprised of additional patent expenditures of $599 as well as $2,198 of equipment costs.

Cash Flows from Financing Activities

The Company has financed operations through the issuance of both debt and equity securities. There were sales of equity securities in the amount of $1,391,000 for the three month period ended March 31, 2016. Net cash flows provided from financing activities was $1,368,500 compared to $826,125 in the corresponding period of the prior year. This differential is the result of an increase in the sales of equity securities. The market for the Company’s stock has limited liquidity and as a result pricing is relatively volatile.

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

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by its subsidiary Company, Cellynx Group, Inc., under the line of credit agreement, principle and interest on March 31, 2016 was $3,235,849. This amount is eliminated on consolidation of the subsidiary in the Financial Statements of the combined entity.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013.  In May 2014 the Company entered into a further commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, at March 31, 2016, the future minimum lease payments for the existing and expanded facilities is $1,155,556.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

In our Annual Report on Form 10-K for the year ended December 31, 2015, our independent auditors included an explanatory paragraph in its report relating to our financial statements for the years ended December 31, 2015 and 2014, which states that we have incurred negative cash flows from operations since inception, and expect to incur additional losses in the future and have a substantial accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. Our ability to expand operations and generate additional revenue and our ability to obtain additional funding will determine our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 provides improvement to employee share-based payment accounting. ASU 2016-09 involve the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities the amendments in this update are effective for annual periods beginning in December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

The FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). ASU 2016-10 provides guidance on identifying performance obligations and licensing. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and or services. This update does not change the core principles, but rather clarify the following two aspects, identifying performance obligations and licensing implementation guidance. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is not permitted for all public business entities. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2016 or 2015, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of March 31, 2016 and 2015.

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the three months ended March 31, 2016 and 2015.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of March 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of March 31, 2016 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses. On June 23, 2016 the parties entered into a settlement agreement which provided for the settlement of the claims for $170,000, payable as to $40,000 upon closing of the agreement, $60,000 on August 15, 2016 and the balance of $70,000 payable on October 7, 2016.

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of March 31, 2016 the Company has accrued $391,489 payable to the petitioners. On May 13, 2016, the Company entered into a settlement agreement with Pluto Technologies and James Fraley for the settlement of all amounts due to the petitioners by payment of $65,000, payable as to $15,000 on May 31, 2016, $20,000 on June 30, 2016 and $30,000 on July 31, 2016. At the time of execution of the settlement agreement the first payment of $15,000 was paid.

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc., et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement. At March 31, 2016, the Company has accrued $111,616 payable to the petitioner. On or about May 15, 2016 a further $10,000 was paid. On June 3, 2016 the Company entered into amending agreement whereby the balance of $101,616 was settled by the issuance of 846,804 shares at a price of $0.06 per share for the settlement of $50,808, plus an agreement to make four monthly payments of $12,702 each month commencing June 3, 2016.

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at March 31, 2016 due to the lender of $218,177. The Company and defendants have engaged counsel and on April 17, 2016 have filed a motion for dismissal. On June 27, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. Each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume.

On April 11, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC., a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $933 and repaid the loan principal of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015 the Company issued 29,340 shares as final payout of the note interest via conversion into shares pursuant to the note terms. R Squared Partners LLC has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016.

On April 22, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, an alleged lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,166.67 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016.

On May 31, 2016 a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $58,701 due to the lender pursuant to the terms of the convertible note agreement at March 31, 2016.

On July 6, 2016 a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note. The complaint alleges breach of contract, promissory estoppel as to note, and tortious interference with Contract. The Company is required to respond 20 days from the date of service. The Company has accrued an amount of $184,580 due to the lender pursuant to the terms of the convertible note agreement at March 31, 2016. The Company and the lender had entered into a settlement agreement for payments over a period of six months in the aggregate amount of $133,068.

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

Ability to continue as a going concern

The Company has incurred net losses of $135,140 and $1,771,493 for the three months ended March 31, 2016 and 2015. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

Dependence upon limited Directors, management and consultants

The Company currently has only two individuals serving as its directors, and has few employees and consultants. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and secure additional personnel and may, from time to time, find that the inability of the officers and directors to fully meet the needs of the business of the Company results in a delay in progress toward implementing its business plan.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016 and for the period to June 21, 2016, the Company has issued common stock as follows:

During the period January 1, 2016 to March 31, 2016 the Company issued 27,820,000 units at a price of $0.05 per unit for aggregate proceeds of $1,391,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On January 19, 2016 the Company issued 1,578,463 shares at a price of $0.044 per share for the settlement of convertible notes payable with a total value of $69,626. The balance of principal and interest due under this convertible note at March 31, 2016 was nil.

On January 20, 2016 the Company issued 200,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $12,000. The balance of principal and interest due under this convertible note at March 31, 2016 $109,500.

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share in settlement of services valued at $20,250.

On February 26, 2016 the Company issued 312,650 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $15,633. The balance of principal and interest due under this convertible note at March 31, 2016 $68,268.

On March 6, 2016 the Company issued 11,500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $575,000. The balance of principal and interest due under this convertible note at March 31, 2016 was nil.

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000. The balance of principal and interest due under this convertible note at March 31, 2016 $70,597.

On March 31, 2016 the Company issued 115,000 units at a price of $0.05 per unit for services with a total value of $5,750. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On March 31, 2016 the Company issued 300,784 units at a price of $0.05 per unit for services with a total value of $15,039. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On March 31, 2016 the Company issued 300,000 units at a price of $0.05 per unit for services with a total value of $15,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

During the period April 1, 2016 to June 21, 2016 the Company issued 18,060,000 units at a price of $0.05 per unit for aggregate proceeds of $903,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On May 2, 2016 the Company issued 187,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $15,000. The balance of principle and interest due under this convertible note at June 21, 2016 is nil.

On May 3, 2016 the Company issued 1,375,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $75,000. The balance of principle and interest due under this convertible note at June 21, 2016 is $70,000.

On May 10, 2016 the Company issued 1,500,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $82,500. The balance of principle and interest due under this convertible note at June 21, 2016 is nil.

On May 11, 2016 the Company issued 391,740 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $23,504. The balance of principle and interest due under this convertible note at June 21, 2016 is $44,764.

On May 20, 2016 the Company issued 225,000 shares at a price of $0.06 per share in settlement of services valued at $13,500.

On May 31, 2016 the Company issued 547,100 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $27,355. The balance of principle and interest due under this convertible note at June 21, 2016 is $139,829.

On May 31, 2016 the Company issued 1,660,000 shares at a price of $0.05 per share in settlement of services valued at $83,000.

On June 3, 2016 the Company issued 846,804 shares at a price of $0.06 per share in settlement of debt valued at $50,808.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company, has defaulted on certain convertible promissory notes as detailed in Note 7 to the Financial Statements which are encompassed herein. The nature of the default includes but is not limited to events of default arising from not timely filing periodic reports including Form 10Q and 10K, and failure to pay amounts when due. None of the notes in default individually represent greater than 5% of the total assets of the Company.

ITEM 4.   MINE SAFETY DISCLOSURES

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

5BARz International Inc.
(Registrant)

Date: July 13, 2016	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors