Form 10-Q
period 2016-06-30
5BARz International, Inc.
filed 2016-10-28
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of October 13, 2016 was 414,378,923.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three and six months ended June 30, 2016

TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION	3

Item 1	Financial Statements (Unaudited)

	a) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015	F-1

	b) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015	F-2

	c) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	F-3

	d) Notes to Condensed Consolidated Financial Statements	F-4

Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4	Controls and Procedures	30

PART II	OTHER INFORMATION	28

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults upon senior securities	41

Item 4	Mine Safety Disclosures	41

Item 5	Other Information	41

Item 6	Exhibits	42

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2016 AND DECEMBER 31, 2015 (Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$88,596	$294,561
Inventories, net	165,562	167,059
Prepaid expenses and deposits	160,812	119,061
Other receivables	29,583	1,326
TOTAL CURRENT ASSETS	444,553	582,007

FIXED ASSETS:
Furniture and equipment, net	201,139	143,967
OTHER ASSETS:
Intangible assets, net	2,512,656	2,753,585
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,652,902	3,893,831
TOTAL ASSETS	$4,298,594	$4,619,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,339,343	$4,997,218
Derivative liabilities	3,185,293	1,868,439
Notes payable, net of debt discount	1,733,776	2,883,264
TOTAL CURRENT LIABILITIES	10,258,412	9,748,921

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 600,000,000 shares authorized; 371,710,135 and 298,097,334 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	371,711	298,096
Capital in excess of par value	21,896,143	19,265,220
Accumulated deficit	(28,792,139)	(25,260,274)
Accumulated other comprehensive income	33,490	30,275
Non-controlling interest	530,977	537,567
TOTAL STOCKHOLDERS' DEFICIT	(5,959,818)	(5,129,116)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,298,594	$4,619,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	3 Months Ended		6 Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income Statement

Sales	$16,969	$—	$36,528	$—
Cost of Sales	126,155	—	219,192	—
Gross Loss	(109,186)	—	(182,664)	—
Operating expenses:
Amortization and depreciation	139,326	147,328	274,636	293,996
Bank charges and interest	80,857	235,195	91,869	263,985
Sales and marketing expenses	393,745	241,429	650,789	462,662
Research & development	597,196	745,022	1,531,982	1,447,895
General and administrative expenses	1,552,657	869,247	1,958,093	1,571,954
Total operating expenses	2,763,781	2,238,221	4,507,369	4,040,492

Loss from operations	(2,872,967)	(2,238,221)	(4,690,033)	(4,040,492)

Other income (expense):
Change in fair value of derivative liability	(1,037,049)	(822,833)	672,799	(637,448)
Interest expense – debt discount	(27,923)	(331,861)	(55,845)	(486,468)
Gain on settlement of debt	534,623		534,623
Liquidation expense – 5BARz AG		(155,251)		(155,251)
Total other expense	(530,349)	(1,309,945)	1,151,577	(1,279,167)
Net loss before non-controlling interest	(3,403,316)	(3,548,166)	(3,538,456)	(5,319,659)
Non-controlling interest share of net loss	(21,218)	9,627	6,591	17,838
Net loss after non-controlling interest	$(3,424,534)	$(3,538,539)	$(3,531,865)	$(5,301,821)

Basic (loss) per common share	(0.01)	(0.02)	(0.01)	(0.02)
Weighted average number of shares outstanding	342,972,127	220,209,514	321,589,557	213,839,578

Other comprehensive income
Foreign currency translation gain	(6,133)	(688)	3,215	(563)
Other comprehensive income	(6,133)	(688)	3,215	(563)
Comprehensive loss	$(3,430,667)	$(3,539,227)	$(3,528,650)	$(5,302,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 and 2015
(Unaudited)
	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,538,456)	$(5,319,659)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	274,636	295,342
Stock based compensation	970,261	179,419
Change in fair value of derivative liability	(672,799)	637,448
Common shares issued for services	217,140	239,926
Interest expense – debt discount	55,844	486,468
Change to inventory reserve	34,266	—
Liquidation of 5BARz AG	—	155,251
Gain on settlement of debt	(534,623)	—

Changes in operating assets and liabilities:
Change in inventories	32,769	—
Change in other receivable	(28,257)	(5,656)
Change in accounts payable and accrued expenses	725,505	1,236,283
Change in prepaid expenses and deposits	(41,750)	(25,515)
Change in unpaid interest and penalties on notes payable	49,673	264,945
Net cash used in operating activities	(2,455,791)	(1,855,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(3,915)	(5,073)
Purchase of furniture and equipment assets	(85,232)	(12,109)
Net cash used in investing activities	(89,147)	(17,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	1,382,000
Repayment to settle notes payable	(94,812)	(254,434)
Proceeds from issuance of common stock	2,437,000	844,720
Principal payments of capital leases	—	(18,804)
Net cash provided by financing activities	2,342,188	1,953,482

Effect of foreign currency exchange	(3,215)	(564)

NET DECREASE (INCREASE) IN CASH	(205,965)	79,991

CASH, BEGINNING OF PERIOD	294,561	25,103

CASH, END OF PERIOD	$88,596	$105,094

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$77,648	$4,398

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares in settlement of notes payable	$1,018,981	$86,235
Settlement of accounts payable with common stock	$50,808	$119,000
Issuance of shares for services	$217,140	$239,925
Issuance of warrants in connection with debt	$—	$600,000
Reclassification of warrants and options to derivative liability from equity	$1,989,653	$98,230

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

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for a 50% interest in certain intellectual property underlying the 5BARz™ RF products, and marketing rights. The 5BARz initial products are highly engineered wireless units referred to as “cellular network extenders”. The 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. During the quarter, the Company developed an advanced Wifi product entitled the 5BARz Fuji Broadband Router. The initial deployment of this product was announced August 31, 2016, through a strategic alliance agreement with a top internet service provider in India.

On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. (the founder of the 5BARz technology) and a 60% interest in the intellectual property underlying the 5BARz™ products. On January 12, 2015 the Company incorporated two new subsidiaries, 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India. On March 7, 2016 the Company incorporated a wholly owned subsidiary 5BARz Technology Holdings, Inc. (100%) in the State of Nevada and on May 26, 2016 the Company incorporated a wholly owned subsidiary, 5BARz Pte. Ltd. (100%) in Singapore.

These financial statements reflect the financial position for the Company and its subsidiary companies, CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%), 5BARz India Private Limited (99.9%), 5BARz Technology Holdings, Inc. (100%), and 5BARz Pte. Ltd. (100%). Results of operations for subsidiary Companies are reflected only from the date of acquisition or formation of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has commenced the commercial sale of product at limited production volumes. The Company incurred losses of $3,538,456 and $5,319,659 during the six months ended June 30, 2016 and 2015 respectively. Cash used in operating activities was $2,455,791 and $1,855,745 for the six months ended June 30, 2016 and 2015 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

Management’s assessment of the significant mitigating factors includes several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

•	Continued ability to generate proceeds from private placements – since inception of the business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from private placements and debt for the six months ended June 30, 2016 was $2,437,000 compared to $2,226,720 in 2015. The Company paid for services and settled debt by the issue of shares in the amount of $1,286,929 during the six months ended June 30, 2016 compared to $445,161 in 2015. The Company’s subsidiary 5BARz India Private Limited is working closely with Axis Capital in India, an investment bank that placed approximately $10.5 Billion USD in investment in the region since January 2015. Axis Capital in India is focused upon the financing of the Company through the sale of up to 20% of the equity securities of the subsidiary operations in India. This investment banking relationship has developed substantially as a result of the acceleration of opportunities for the Company in India. However, there is no assurance that this financing arrangement will be accomplished.
•

Product Commercialization – The Company became an approved vendor and received several purchase orders for Cellular Network Extenders from two Tier 1 cellular network operators in India. The magnitude of these orders are expanding rapidly in the current year. In addition the Company’s business with one of the Tier 1, cellular network operators has expanded to include a strategic alliance agreement with their broadband operator to deploy up to 5 million 5BARz wi-fi routers as a part of an expansion of broadband to the home program in the region. These opportunities and expansion of products by the Company represent significant steps forward in the Company’s commercialization process and ability to generate cash flows from operations. Management expects the earnings from this new product and strategic alliance will represent a significant contribution to working capital and profitability for the Company.   However, there is no assurance that this profitability will be accomplished.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result, should the Company be unable to continue as a going concern.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on April 27, 2016 for the fiscal year ended December 31, 2015.

The accompanying unaudited consolidated financial statements include the accounts of 5BARz International Inc., and its subsidiary companies CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%), 5BARz India Private Limited (99.9%), 5BARz Pte. Inc. (100%), and 5BARz Technology Holdings Inc. (100%). Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary, for the period indicated in the respective statements. All intercompany accounts and transactions have been eliminated in consolidation.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

The Company started revenue-generating operations in the last quarter of 2015, however these activities are in early stages and still do not generate positive cash flows from operations, so the Company is dependent on debt and equity funding to finance its operations, and it is considered to be a development stage company. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to commercialize the Company’s current technology and opportunities.

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

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method. As of June 30, 2016 the Company’s inventory in Mexico included 967 units of Road Warrior cellular network extenders valued at $128,999 net of a reserve of $34,208. In the US and India the Company held an inventory of $36,563 comprised of sub-assemblies and finished goods inventories of cellular network extenders. The Company’s inventory reserve of $34,208 is provided for slow moving or potentially obsolete items in Mexico, and is charged to cost of sales.

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

There were no long-lived assets impairment charges recorded during the six months ended June 30, 2016 and 2015.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Foreign currency translation

Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee. The functional currency in the Company’s subsidiary 5BARz Pte Inc. in Singapore is the Singapore Dollar. Assets and liabilities are translated based in the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translated gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive income.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Mexico, Singapore or Indian bank accounts. There were aggregate uninsured cash balances of $11,886 and $13,634 at June 30, 2016 and December 31, 2015, respectively.

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

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations (these financial metrics are immaterial for the Company’s operations in the Switzerland):

	June 30,	December 31,
	2016	2015
Assets- U.S.	$4,030,016	$4,396,990
Assets- Mexico.	133,816	172,170
Assets- India.	131,952	50,645
Assets - Singapore	2,810	—
Assets- Total	$4,298,594	$4,619,805

Liabilities- U.S.	$9,856,846	$9,540,657
Liabilities- Mexico	111,852	57,422
Liabilities- India	286,895	150,842
Liabilities - Singapore	2,819	—
Liabilities- Total	$10,258,412	$9,748,921

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Foreign Operations - continued

	For the 3 months ended		For the 6 months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues- U.S.	$—	$—	$—	$—
Revenues- Mexico.	—	—	—	—
Revenues- India.	16,969	—	36,528	—
Revenues – Singapore	—	—	—	—
Revenues- Total	$16,969	$—	$36,528	$—

Net (Income) Loss- U.S.	$2,967,092	$3,383,996	$2,773,784	$5,065,426
Net loss- Mexico	46,398	33,053	103,586	33,543
Net loss- India	379,709	131,117	650,969	220,690
Net loss - Singapore	10,117	—	10,117	—
Net Loss- Total	$3,403,316	$3,548,166	$3,538,456	$5,319,659

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2016	$3,185,293	$—	$—	$3,185,293
December 31, 2015	$1,868,439	$—	$—	$1,868,439

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2016 and the 12 months ended December 31, 2015:

	June 30, 2016	December 31, 2015
Beginning balance	$1,868,439	$547,940
Aggregate fair value of conversion feature upon issuance of common shares	—	(457,228)
Change in fair value of derivative liabilities	(672,799)	(45,356)
Reclassification of warrants to derivative liability	1,888,764	1,823,083
Reclassification of stock options to derivative liability	100,889	—
Ending balance	$3,185,293	$1,868,439

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	June 30, 2016	December 31, 2015
Stock price	$0.095	$0.10
Volatility	106.02%	91.3%
Risk-free interest rate	0.57%	0.04%
Dividend yield	0.0%	0.0%
Expected life	1.5 - 5 years	1.5 - 2 years

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

As of June 30, 2016 there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

The Company incurred stock based compensation charges during the six month period ended June 30, 2016 and 2015 as follows;

	6 months ended
	June 30
	2016	2015
General and administrative	$811,416	$83,408
Research and development	70,346	39,830
Sales and marketing	88,499	56,181
Total	$970,261	$179,419

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at June 30, 2016 and December 31, 2015 respectively of 208,858,974 and 155,670,170 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Furniture and equipment	$171,423	$151,191
Research and development equipment	78,367	13,367
Leasehold improvements	56,128	56,128
	305,918	220,686
Accumulated amortization & depreciation	(104,779)	(76,719)
Furniture & equipment net	$201,139	$143,967

During the three and six months ended June 30, 2016 the Company incurred amortization and depreciation expense of $15,902 (2015 – 24,653) and $28,060, (2015 - $48,409) respectively.

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	June 30, 2016	December 31, 2015
Technology	$3,082,891	$3,077,244
Marketing and distribution agreement	370,000	370,000
Trademarks	264	264
License rights	1,348	1,348
	3,454,503	3,448,856
Accumulated amortization	(941,847)	(695,271)
Technology and other intangibles, net	$2,512,656	$2,753,585

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three and six months ended June 30, 2016 and 2015, $123,096, (2015 - $122,931) and $246,576, (2015 - $245,842) was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $2,464,954.

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 and 12 months ended December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Goodwill – beginning of period	$1,140,246	$1,140,246
Goodwill – end of period	$1,140,246	$1,140,246

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock

On September 8, 2016, the Company convened an annual general meeting of shareholders and increased the authorized number of shares from 400,000,000 to 600,000,000. However, the Company will still not have sufficient common shares available to issue of all the conversions and exercises occur.

During the six months ended June 30, 2016, the Company has issued common stock as follows:

During the period January 1, 2016 to June 30, 2016 the Company issued 48,740,000 units at a price of $0.05 per unit for aggregate proceeds of $2,437,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On January 19, 2016 the Company issued 1,578,463 shares at a price of $0.044 per share for the settlement of convertible notes payable with a total value of $69,626. See note 7(l).

On January 20, 2016 the Company issued 200,000 shares at a price of $0.06 per share for the partial settlement of convertible notes payable with a total value of $12,000. See note 7(e).

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share in settlement of services valued at $20,250.

On February 26, 2016 the Company issued 312,650 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $15,633. See note 7(n).

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share in settlement of services valued at $5,000.

On March 6, 2016 the Company issued 11,500,000 shares at a price of $0.05 per share for a conversion of convertible notes payable with a total value of $575,000. After this settlement the balance of principal and interest due under this convertible note at March 31, 2016 was nil. See note 7(d).

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for a conversion of convertible notes payable with a total value of $25,000. See note 7(b).

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock (continued)

On April 1, 2016 the Company issued 300,000 units at a price of $0.05 per unit for services with a total value of $15,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On May 1, 2016 the Company issued 327,863 units at a price of $0.05 per unit for services with a total value of $16,393. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On April 30, 2016 the Company issued 250,000 units at a price of $0.05 per unit for services with a total value of $12,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On May 2, 2016 the Company issued 187,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $15,000. See note 7(e).

On May 2, 2016 the Company issued 1,375,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $82,500. See note 7(e).

On May 3, 2016 the Company issued 1,500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $75,000. See note 7(g).

On May 15, 2016 the Company issued 391,740 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $23,504. After this settlement the balance of principal and interest due under this convertible note at June 30, 2016 $44,763. See note 7(n).

On May 20, 2016 the Company issued 1,000,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $50,000. See note 7(g).

On May 20, 2016 the Company issued 225,000 shares at a price of $0.06 per share in settlement of services valued at $13,500.

On May 31, 2016 the Company issued 547,100 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $27,355. See note 7(r).

On May 31, 2016 the Company issued 323,200 shares at a price of $0.065 per share for the settlement of convertible notes payable with a total value of $21,008. See note 7(o).

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock (continued)

On May 31, 2016 the Company issued 1,660,000 shares at a price of $0.05 per share in settlement of debt valued at $83,000.

On May 31, 2016 the Company issued 100,000 units at a price of $0.05 per unit for services with a total value of $5,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On June 3, 2016 the Company issued 846,804 shares at a price of $0.06 per share in settlement of debt valued at $50,808. See litigation note 14.

On June 30, 2016 the Company issued 547,100 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $27,355. See note 7(r).

On June 30, 2016 the Company issued 214,142 units at a price of $0.05 per unit for services with a total value of $10,707. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance June 30, 2016	Balance December 31, 2015
December 17, 2012	$80,000	(a)	$25,609	$105,609	$99,445
January 8, 2013	82,504	(b)	1,740	84,244	81,977
October 6, 2014	250,000	(c)	4,403	254,403	253,123
March 6, 2015	0	(d)	—	—	548,283
May 6, 2015	57,300	(e)			138,000
May 21, 2015	100,000	(f)	53,000	153,000	174,064
June 15, 2015	0	(g)			175,000
June 17, 2015	52,500	(h)	8,660	61,160	82,217
June 18, 2015	100,000	(i)	23,366	123,366	163,956
June 18, 2015	52,500	(j)	8,274	60,774	82,193
June 26, 2015	104,500	(k)	87,912	192,412	176,652
July 17, 2015	0	(l)	—	—	105,282
July 30, 2015	100,000	(m)	88,085	188,085	172,167
August 27, 2015	44,763	(n)		44,763	92,195
August 27, 2015	100,000	(o)	26,049	126,049	170,764
October 7-9,2015	85,000	(p)	10,690	95,690	87,514
October 28,2015	100,000	(q)	2,608	102,608	152,915
October 30, 2015	105,000	(r)	4,418	109,418	160,081
Notes payable – 5BARz International Inc.	$1,414,067		$344,814	$1,701,581	$2,915,828

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance June 30, 2016	Balance December 31, 2015
May 24, 2012	$15,900	(s)	$35,305	$51,205	$46,018
September 12, 2012	12,500	(t)	24,273	36,773	33,048
Notes Payable - CelLynx Group, Inc.	$28,400		$59,578	$87,978	$79,066
Sub-Total	$1,442,467		$404,392	$1,789,559	$2,994,894
Debt Discount	—		—	(55,783)	(111,630)
Total, net of debt discount	$1,442,467		$404,392	$1,733,776	$2,883,264

a)     In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period from issuance of the convertible debenture issuance to June 30, 2016, interest of $25,609 was accrued on the convertible debenture, resulting in a total principal and interest due at June 30, 2016 of $105,609. A derivative liability at June 30, 2016 of $6,335 (2015 - $24,861) is accrued in these financial statements in connection with this note.

b)     On January 8, 2013 the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the six months ended June 30, 2016 interest of $1,740 (2015 - $1,516) was accrued on the convertible debenture. During the six months ended June 30, 2016, $24,000 in past due consulting fees were added to the principal of the note. The total principal and interest due under the note at June 30, 2016 amount of $84,244 (2015 - $81,977). In addition, the Company reflected a derivative liability at June 30, 2016 of $3,673 (2015 - $20,494) in connection with this note.

c)     On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest at December 31, 2015 was $253,123, net of an unamortized debt discount of $111,630, resulting in a carrying value of $141,493. By June 30, 2016, total interest of $4,403 was accrued to bring the total principal and interest balance to $254,403, net of an unamortized debt discount of $55,785, resulting in a carrying value of $198,617.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

d)     On March 6, 2015 the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. On September 6, 2015, the loan maturity was extended for an additional 6 months in return for the accrual of a 10%, extension fee. The convertible note accrues interest at a rate of 15% semiannually and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings from the note holders at strike prices ranging from $0.20 to $0.30 per share were re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2017. The Company has the right to repay the loan by payment of the principal and accrued interest at the date of repayment. On March 6, 2016 the Company settled the aggregate principal and interest amount of $575,000, by conversion into 11,500,000 shares of common stock, issued at a price of $0.05 per share. The amount due pursuant to this note at June 30, 2016 is nil.

e)      On May 6, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 50%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. On November 3, 2015 an amending agreement was entered into providing for the prepayment of the note at any time up to 9 months from the loan origination date at a rate of 145% of the then unpaid principal and interest due under the note. On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 120%. The note is payable on demand. On January 20, 2016, the Company entered into a settlement agreement on the convertible debt in the principal and interest amount of $138,000, by the issuance of 200,000 shares issued on January 20, 2016, and the commitment to make a series of payments over 8 months, ending September 15, 2016 in the aggregate amount of $120,000. The Company made payments under the settlement agreement on February 8, 2016 of $7,500 and on March 15, 2016 of $15,000 as required by the agreement. The principal and interest due under the note at March 31, 2016 was $109,500. This balance was settled by issuance of 187,500 common shares on May 2, 2016 at a price of $0.08 per share, in lieu of $15,000 and a further issuance of 1,375,500 common shares at a price of $0.06 per share for the remaining $82,500 due under the note settlement agreement. At June 30, 2016, after a gain on settlement in the amount of $6,000 for the three months ended March 31, 2016 and $18,000 for six months ended June 30, 2016, the balance due under this note was nil.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

f)      On May 21, 2015 the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows, 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the event of default, the outstanding balance was increased to 118%, in addition to that a default penalty payment of $1,000 per business day was added to the outstanding balance. On March 10, 2016, a complaint was filed in relation to the unpaid balance of this note payable (see litigation note 14). On June 28, 2016, the parties entered into a settlement agreement in the amount of $153,000 payable in equal payments of $35,000 made in cash or shares issued at market every 21 days from the date of settlement and recognized a gain from settlement of $65,177 for the three and six months ended June 30, 2016. This balance of $153,000 is accrued as payable at June 30, 2016. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.78 instead of a $35,000 cash payment.

g)      On June 15, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note, and issued 250,000 shares at $0.10. The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the event of default, the outstanding balance was increased to 140%. The note is payable upon demand. On March 17, 2016 the Company settled the convertible debt in the principal and interest amount of $175,000. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,875, an aggregate amount of $175,000. On May 3, 2016, the Company entered into an amended settlement agreement for full settlement of the note for $175,000. The Company issued 1,500,000 common shares at a price of $0.05 per share in settlement of $75,000 due under the note and agreed to a series of 6 monthly payments each in the amount of $11,666, commencing May 15, 2016.  On May 20, 2016, the amended settlement agreement was revised and the Company recorded a gain from settlement of $57,875 in the three and six months ended June 30, 2016. The Company issued 1,000,000 common shares at a price of $0.05 per share to fulfill the settlement agreement revision. At June 30, 2016, the balance due under this note was nil.

h)      On June 17, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at June 30, 2016 was $61,160. The Company and holder have negotiated a settlement agreement on this note, with issuance of 184,775 common shares at $.08 due upon signing and an additional 3 payments by common shares or cash election valued at $27,911 each. The process of completing that settlement is underway.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

i)      On June 18, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at June 30, 2016 was $123,366. The Company is in litigation with the holder, see litigation note 14.

j)       On June 18, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at June 30, 2016 was $60,774. On June 8, 2016 the lender filed a complaint claiming 1,699,580 shares in settlement of the principal and interest under the note and injunctive relief related to terms of the note. On June 24, 2016 the Company has filed an answer and defense in response to the complaint filed. See litigation note 14.

k)      On June 26, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an event of default, the interest rate shall increase to 18%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an Event of Default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. On March 7, 2016 the parties entered into a settlement agreement to settle the full amount due under the note for $177,424. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $22,178. As of June 30, 2016, the unpaid interest of $87,912 has been accrued. The principal and interest due under the note at June 30, 2016 was $192,412. The holder filed a lawsuit under the terms of the note, which the Company has answered see litigation note 14.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

l)       On July 17, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 25% from day 1 to 30 days, 30% from day 31 to 60 days, 35% from day 61 to 90 days, 40% from day 91 to 120 days, 45% from day 121 to 150 days, 50% from day 151 to 180 days. There is no right to prepayment after 180 days. The note is convertible into common stock of the issuer at a discount to market of 45%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable on demand.  On January 19, 2016, the Company settled convertible debt in the principal and interest amount of $69,626 by the issuance of 1,578,463 shares, at a price of $0.041 per share. The settlement amount does not require the payment of default penalties contemplated in the note agreement. The Company recorded a gain from settlement of $0 and $36,656 during the three months and six months ended June 30, 2016. The principal and interest due under the note at June 30, 2016 was nil.

m)    On July 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an event of default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. The principal and interest due under the note at June 30, 2016 was $188,085. The Company has completed a settlement agreement, dated August 31, 2016 to repay $188,500 due under the note on a monthly basis in cash or shares valued at $31,700 over a six-month period.

n)     On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. The interest rate on the note is 12%. Upon an event of default, the interest rate shall increase to 24%. The prepayment penalty of the note is 40%. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.000058. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On February 26, 2016, the Company settled the convertible debt for an aggregate amount of $83,900. The settlement agreement provides for the issuance of 312,650 common shares at a price of $0.05 per share for aggregate proceeds of $15,632 issued on February 26, 2016 and the balance to be repaid by a series of monthly payments in the aggregate amount of $68,268 over a five-month period commencing on April 15, 2016. The Company issued 391,740 common shares at a price of $0.06 per share on May 15, 2016 for a value of $23,504. The Company recorded a gain from settlement of $0 and $81,294 during the three and six months ended June 30, 2016. The remaining settlement balance at June 30, 2016 was $44,763. On July 15, 2016, The Company issued $22,655 in 323,648 common shares at a price of $0.07 per share. Outstanding settlement balance at July 15, 2016 was $22,108.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

o)     On August 27, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable upon demand. On March 10, 2016 the Company settled the convertible debt in the principal and interest amount of $168,065. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, for a value of $21,008, an aggregate amount of $168,065. On May 31, 2016, 323,200 common shares were issued at $0.065 per share. On June 3, 2016, payment of $21,008 was rendered. The Company recorded a gain of $0 and $2,699 in the three and six months ended June 30, 2016. The principal and interest due under the note at June 30, 2016 was $126,049. On August 5, 2016, the Company issued $21,008 by the issue of 300,114 common shares at a price of $0.07 per share. At August 5, 2016 the balance under the settlement agreement was $105,041.

p)     During the period October 7, 2015 to October 10, 2015 the Company entered into four convertible note arrangements with certain investors, in the principal amount of $85,000. Interest is accrued on the notes at a rate of 8% per annum, and the notes mature one year from the date of issue. The notes are convertible after 183 days by the borrower at a conversion price of the lesser of $0.05 per share or 70% of market, defined as the lowest trade price for a period 20 days prior to the notice of conversion, if VWAP of the shares drops below $0.05 with a 10 day look back. In no case may the debt be converted at less than $0.01 per share. The Company may prepay the note principal and interest at a rate of 125% of principal and interest within 90 days of the issue date and at a rate of 135% after 90 days from the issue date. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 20% per annum. The notes are payable upon demand. The principal and interest due under the notes at June 30, 2016 was $95,690. On September 6, 2016 one convertible note principle and interest of $37,567 was settled for 751,333 common shares at a price of $0.05 per share. Further on September 27, 2016 a second convertible note, principle and interest of $17,390 was settled by the issuance of 347,808 common shares at a price of $0.05 per share.

 q)     On October 28, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matures on July 28, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principal and interest at rates from 145% of principal and interest within 180 days from the issue date. After 180 days the note may not be prepaid. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On May 2, 2016, the Company entered into a settlement agreement, to pay $153,912 by way of six monthly payments, each in the amount of $25,652, with the first payment due on May 15, 2016. Two of the six payments were completed on May 31, 2016 and June 20, 2016. The Company recorded a gain from settlement of $5,026 in the three and six months ended June 30, 2016. The settlement amount due at June 30, 2016 was $102,608. On August 15, 2016, the Company issued 388,667 common stock at a price of $0.066 per share in payment of $25,652 under the settlement agreement. At August 15, 2016, the remaining settlement balance was $76,956.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

r)      On October 30, 2015 the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principal and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. On May 31, 2016 the Company entered into a settlement agreement to make a series of six payments, each in the amount of $27,354, for an aggregate amount of $164,128, in full settlement of the amounts due under this note agreement. On May 31, 2016, the Company issued 547,100 common stock at a price of $0.05 per share valued at $27,355. The Company recorded a gain from settlement of $3,056 in the three and six months ended June 30, 2016. On June 30, 2016, the Company issued another 547,100 common shares at a price of $0.05 valued at $27,355. As of June 30, 2016, the remaining settlement amount outstanding was $109,418.

s)    On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc.’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of June 30, 2016 the note is past due.  The note principal and accrued interest outstanding at June 30, 2016 was $51,205.

t)

On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc.’s common stock for a period of 10 days prior to the date of notice of conversion. As of June 30, 2016 the note is past due. The note principal and accrued interest outstanding at June 30, 2016 was $36,773.

At June 30, 2016, substantially all the above debt is in default and is immediately due and payable. Fair market value of the conversion option at June 30, 2016 was therefore de minimus.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Operating Lease Obligation

Since August 22, 2014 (the amending date) the Company has expanded its leased facilities in San Diego, California for a period of 66 months.

Pursuant to this lease, aggregate minimum lease payments over the next five years are as follows;

June 30,
2017	$277,970
2018	295,843
2019	306,198
2020	210,154
Total	$1,090,165

Effective January 1, 2015, the Company’s subsidiary 5BARz India Private Limited entered into a facility lease agreement for five (5) years at a monthly lease rate of 60,000 Indian rupees ($900 USD) per month.

At June 30, 2016, the aggregate minimum lease payments over the next five years are as follows;

June 30,
2017	$10,800
2018	10,800
2019	10,800
2020	5,400
Total	$37,800

  5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity for the quarter ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	102,188,477	$0.25	1.20
Granted *	74,242,489	0.20	2.41
Exercised	—	—
Cancelled/ expired	(16,671,831)	0.29	—
Outstanding at June 30, 2016	159,759,135	$0.21	1.62
Exercisable at June 30, 2016	159,759,135	$0.21	1.62

* During the six months ended June 30, 2016, the Company granted warrants to purchase 74,242,489 shares of common stock of which warrants to purchase 51,834,000 shares of common stock were issued as part of a private placement of units, warrants to purchase 16,000,000 shares of common stock were paid as bonuses to executive of the Company, warrants to purchase 3,812,500 shares of common stock were issued for investor relations fees, warrants to purchase 1,907,789 shares of common stock were issued as part of a unit for services, and warrants to purchase 688,200 shares of common stock were issued in payment of interest to consultants.

The Company had authorized capital of 400,000,000 shares at June 30, 2016, and accordingly should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments. On September 8, 2016 at the annual general meeting of the Company, the shareholders voted in favor of a resolution to amend the authorized capital of the Company from 400,000,000 to 600,000,000 common shares.

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	15,480,000	$0.11	5.04
Granted	10,340,000	0.09	9.83
Exercised	—	—	—
Cancelled	50,000	0.17	0
Outstanding at June 30, 2016	25,770,000	$0.10	6.42
Exercisable at June 30, 2016	13,707,822	$0.12	4.36

During the six months ended June 30, 2016 the Company issued 10,340,000 stock options at a strike price ranging from $0.08 to $0.12 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

  5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

As of June 30, 2016, total unamortized compensation expenses related to unvested stock options were $192,162, This amount is expected to be recognized based upon the vesting provisions provided which include both tangible and intangible factors. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	June 14, 2016	February 29, 2016	January 22, 2016
Stock price	$0.09	$0.09	$0.08
Volatility	106.02%	93%	91.62%
Risk-free interest rate	1.01%	1.74%	1.21%
Dividend yield	0	0	0
Expected life	10 years	10 years	5 years

	December 4, 2015	July 1, 2015	June 19, 2015	April 22, 2015	April 7, 2015	January 27, 2015
Stock price	$0.08	$0.11	$0.10	$0.10	$0.10	$0.12
Volatility	91%	96%	96%	96%	96%	96%
Risk-free interest rate	.64%	.64%	.64%	1.63%	2.26%	1.36%
Dividend yield	0	0	0	0	0	0
Expected life	5 years	5 years	5 years	10 years	10 years	5 years

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
January 27, 2015	500,000	$34,540
April 7, 2015	2,000,000	$156,344
April 22, 2015	100,000	$8,810
June, 2015	800,000	$57,212
July 1, 2015	300,000	$18,632
December 4, 2015	3,590,000	$199,365
January 22, 2016	240,000	$19,922
February 29, 2016	100,000	$7,758
June 14, 2016	1,000,000	$81,492

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the three and six months ended June 30, 2016, $107,162 (2015 - $122,779) and $162,964 (2015 –$179,419) was amortized to expense respectively.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all CelLynx Group, Inc. options exercisable as of June 30, 2016, are as follows:

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2015	69,000,000	$0.0002	2.27
Granted	—	—	—
Forfeited	(24,000,000)	0.0002	2.41
Outstanding at June 30, 2016	45,000,000	$0.0002	1.68
Exercisable at June 30, 2016	45,000,000	$0.0002	1.68

Note 10 - Related party transactions

During the year ended December 31, 2015, the Company engaged an engineering company in Bangalore, India to perform engineering services, product development and manufacturing services for the Company in the aggregate amount of $939,442. The Engineering Company is owned by the Director and the CEO of 5BARz India Private Limited, and the CEO of the engineering company is the spouse of the Director and the CEO of 5BARz India Private Limited. The amount due to Aseema Softnet Technologies Inc. at December 31, 2015 was $605,302. During the six months ended June 30, 2016 there were $622,719 in billings and $333,000 in payments to Aseema Softnet Technologies Inc. resulting in an amount due of $895,021 at June 30, 2016. Subsequent to June 30, 2016 there have been further billings of $236,558 in the months of July and August 2016 for an aggregate amount due of $1,131,579 at August 31, 2016.

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

The aggregate future minimum lease payments required to be made over the next five years is as follows;

June 30,
2017	$10,800
2018	10,800
2019	10,800
2020	5,400
Total	$37,800

On June 14, 2016, the Board of Directors approved the issuance of warrants to acquire 8,000,000 shares to each of the CEO and Chairman of the Board, at a price of $0.09 per share. The warrants have a term of five (5) years and vest as to 50% immediately and 50% on June 14, 2017. In addition, the Directors approved the issuance of 10,000,000 stock options, issued to the CEO of 5BARz India Private Limited, to acquire common stock of the Company at a price of $0.09 per share. The options have a 5-year term, and vest as to 10% immediately, 40% upon the closing of a minimum of $13 million USD financing of 5BARz India Private Limited at a $100 million valuation and 50% one year from the closing of said financing.

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

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At June 30, 2016 the Company had a 60% equity ownership in CelLynx Group, Inc. with the holding of 1,489,745,971 common shares.

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group, Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At June 30, 2016, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $3,235,849 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
iii. Pursuant to the Master Global Marketing and Distribution agreement between 5BARz International, Inc. and CelLynx Group, Inc., the registrant was obligated to pay to CelLynx Group, Inc. a royalty fee amounting to 50% of the Company’s Net Earnings, from products or license arrangements related to the 5BARz™ technology, in a ratio equal to the CelLynx proportionate interest in the underlying technology. Subsequent to the acquisition by 5BARz of a 60% interest in the intellectual property from Cellynx, that Royalty was reduced to an effective Royalty amount of 20% of net earnings from products or license arrangements related to the 5BARz technology. That fee would be paid on a quarterly basis, payable in cash or immediately available funds and shall be due and payable not later than 45 days following the end of each calendar quarter of the year. The asset acquisition agreement amendment referred to herein specified that the royalties would be paid in relation to the ownership of the intellectual property. In addition, as a result of the acquisition of a 60% interest in CelLynx Group, Inc. by the registrant, this royalty item is an intercompany transaction which in the future will be eliminated upon consolidation in financial reporting of the consolidated financial results of 5BARz International Inc. and subsidiaries.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	June 30, 2016	December 31, 2015
Product development costs	$1,291,061	$991,799
Consulting and wages	2,178,560	1,632,814
Legal and administrative	336,742	498,704
Acquired liabilities – CelLynx - 2012	940,268	1,118,495
Accrued litigation liability	346,143	505,915
Other	246,569	249,491
Total	$5,339,343	$4,997,218

Note 14 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of June 30, 2016, the Company has accrued $263,000 in its financial statements.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of March 31, 2016 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses. On June 29, 2016 the parties entered into a settlement agreement which provided for the settlement of the claims for $170,000, payable as to $40,000 upon closing of the agreement, $60,000 on August 15, 2016 and the balance of $70,000 payable on October 7, 2016. On July 14, 2016 the case was dismissed. On August 15, 2016 the payment amount was not made and a judgment in the amount of $130,000 was entered against the Company. Payment arrangements are being discussed.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Litigation (continued)

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of March 31, 2016 the Company has accrued $391,489 payable to the petitioners. On May 13, 2016, the Company entered into a settlement agreement with Pluto Technologies and James Fraley for the settlement of all amounts due to the petitioners by payment of $65,000, payable as to $15,000 on May 31, 2016, $20,000 on June 30, 2016 and $30,000 on July 31, 2016. All of the payments required to be made under the agreement have been completed for the full release of the litigation.

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc., et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement. At March 31, 2016, the Company has accrued $111,616 payable to the petitioner. On or about May 15, 2016 a further $10,000 was paid. On June 3, 2016 the Company entered into amending agreement whereby the balance of $101,616 was settled by the issuance of 846,804 shares at a price of $0.06 per share for the settlement of $50,808, plus an agreement to make four monthly payments of $12,702 each month commencing June 3, 2016. Each of the payments required under the agreement have been made with the final payment made on September 12, 2016 for full release of the litigation.

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at March 31, 2016 due to the lender of $218,177. The Company and defendants have engaged counsel and on April 17, 2016 have filed a motion for dismissal. On July 12, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. Each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.78 instead of a $35,000 cash payment. On September 18, 2016 the Company received a default notice from Group 10, due to the fact that the Company was delinquent in filing its 10-Q.  No further court action has been instituted as a result of that default.

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

On April 22, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, an alleged lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,166.67 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016. On August 11, 2016 the Company entered into a settlement agreement with the plaintiff and issued 750,000 common shares in settlement with restrictive legend on the shares to be released, 250,000 shares each of August, September and October, 2016.

On May 31, 2016 a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $125,000 due to the lender pursuant to the terms of the convertible note agreement at June 30, 2016.

On July 6, 2016 a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note. The complaint alleges breach of contract, promissory estoppel as to note, and tortious interference with Contract. The Company is required to respond 20 days from the date of service. The Company has accrued an amount of $192,412 due to the lender pursuant to the terms of the convertible note agreement at June 30, 2016. The Company and the lender had entered into a settlement agreement for payments over a period of six months in the aggregate amount of $177,427.

On August 4, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Union Capital LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 4,299,689 shares pursuant to a notice of conversion, and seeks an order for specific performance, breach of contract, damages and attorney fees. The Company has providing an answer to the allegations. The Company has accrued an amount of $123,366 at June 30, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Litigation (continued)

On August 5, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Adar Bays LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 184,775 shares pursuant to a notice of conversion, and seeks an order for injunctive relief, damages and attorney fees. The Company is providing an answer to the allegations. The Company has accrued an amount of $61,160 due to Adar Bays LLC at June 30, 2016. Subsequent to June 30, 2016 the Company and plaintiff negotiated a settlement agreement for payment of the balance of $100,000 payable over three months in cash or shares.

On September 19, 2016 a complaint was filed in the Superior Court of the State of California, for the County of San Diego against 5BARz International, Inc. by Richard Rajabi claiming $163,637 for breach of contract. The Company will answer and vigorously defend against this complaint.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 15 – Product Orders and Shipments

a. Product Orders and Shipments into India

Cellular Network Extenders

Since August 19, 2015 the Company has received several purchase orders from Tier 1 cellular network operators in India. Those orders have progressed from smaller orders in late 2015 to the establishment of a Network Hardware and Software Ordering document, completed June 1, 2016, setting the parameters on a series of orders over the next two years.

5BARz Broadband Router

The Company has developed a state of the art wireless router to participate in the rapid expansion of broadband to the home throughout India. In conjunction with this initiative, on August 25, 2016 the Company entered into a Strategic Alliance Agreement with a Tier 1 cellular network operator in the region, along with a major broadband operator in the region to provide a minimum of 5 million of the 5BARz broadband routers to clients of the Company’s strategic partners.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events

On September 8, 2016, the Company convened an annual general meeting of shareholders and increased the authorized number of shares from 400,000,000 to 600,000,000. However, the Company will still not have sufficient common shares available to issue of all the conversions and exercises occur.

Sales of Common Stock

During the period July 1, 2016 to October 13, 2016 the Company issued 17,590,000 units at a price of $0.05 per unit for aggregate proceeds of $872,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On July 12, 2016 the Company issued 1,750,000 shares at a price of $0.09 per share in settlement of debt valued at $157,500.

On July 14, 2016 the Company issued 333,333 shares at a price of $0.105 per share for the settlement of convertible notes payable with a total value of $35,000. See note 7(f).

On July 15, 2016 the Company issued 323,648 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $22,655. The balance of principle and interest due under this convertible note at October 13, 2016 is $22,108.

On July 15, 2016 the Company issued 629,560 units at a price of $0.05 per unit for services with a total value of $31,478. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On August 4, 2016 the Company issued 448,717 shares at a price of $0.078 per share for the settlement of convertible notes payable with a total value of $35,000. See note 7(f).

On August 5, 2016 the Company issued 300,114 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $21,008.  See note 7(o).

On August 5, 2016 the Company issued 510,000 units at a price of $0.05 per unit for services with a total value of $25,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On August 5, 2016 the Company issued 318,750 shares at a price of $0.08 per share for services with a total value of $25,500.

On August 11, 2016 the Company issued 750,000 shares at a price of $0.073 per share with a total value of $54,750 for the settlement of a law suit filed April 22, 2016 (see note 14 – litigation). The litigation and warrant agreement of issuing warrants to purchase 3,000,000 shares of common stock to which this lawsuit relates is settled in full upon delivery of the shares as provided.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events

Sales of Common Stock (continued)

On August 15, 2016 the Company issued 388,667 shares at a price of $0.066 per share for the settlement of convertible notes payable with a total value of $25,652. See note 7(q).

On August 19, 2016 the Company issued 450,000 shares at a price of $0.07 per share in settlement of services valued at $31,500.

On August 26, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000.  See note 7(b).

On September 6, 2016 the Company issued 751,333 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $37,567. See note 7(p).

On September 20, 2016 the Company issued 535,500 shares at a price of $0.08 per share in settlement of contingent liabilities valued at $42,840.

During the period between September 20, 2016 to September 23, 2016 the Company issued 12,441,668 shares at a price of $0.05 per share pursuant to the notices of exercise of warrants for aggregate proceeds of $622,083.

On September 27, 2016 the Company issued 347,808 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $17,390. See note 7(p).

On September 27, 2016 to October 5, 2016, the Company issued 1,750,000 units at a price of $0.06 per unit for aggregate proceeds of $105,000. Each unit is comprised of one share and 1/4 share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On October 11, 2016 the Company issued 4,299,689 shares at a price of $0.031 per share for the settlement of convertible notes payable with a total value of $134,150. After this settlement the balance of principal and interest due under this convertible note at October 13, 2016 was nil. See note 7(i).

Settlement of Convertible Promissory Notes:

On July 12, 2016 the Company entered into a settlement agreement for the payment of $153,000 in cash or shares pursuant to a note agreement issued on May 21, 2015 in the principle amount of $110,000.

On July 14, 2016 and August 4, 2016 the Company paid $70,000 by the issuance of 782,050 shares at a average price of $0.09 per share. The settlement agreement requires payments of an additional $83,000. See Notes Payable notes 7 (f).

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events (continued)

Settlement of Convertible Promissory Notes:

On July 15, 2016 the Company paid $22,655 by way of the issuance of 323,648 shares at an average price of $0.08 per share in settlement of principal and interest on a note issued on October 30, 2016 in the principal amount of $59,000. The settlement agreement requires payments of an additional $22,108. See Notes Payable note 7 (n).

On August 5, 2016 the Company paid $42,016 by way of the issuance of 300,114 shares at an average price of $0.07 in settlement of principal and interest on a note issued on August 27, 2015 in the principle amount of $110,000. Prior to those payments the Company had paid $21,008 in cash. The settlement agreement requires payments of an additional $105,041. See Notes Payable note 7 (o).

On August 11, 2016, the Company entered into a settlement agreement to settle a dispute related to additional compensation claimed under the terms of a convertible note issued on June 18, 2015 in the principle amount of $105,000. The principle and interest were repaid by the Company 60 days from the date of issue. The holder claimed additional compensation of $100,000 plus the exercise of 3,000,000 warrants on April 22, 2016. The claims were settled by the issue of 750,000 shares at a price of $0.073, for aggregate proceeds of $58,500.

On August 15, 2016 the Company entered into a settlement agreement pursuant to a note payable dated October 28, 2015 in the principle amount of $100,000. The settlement agreement provides for payments in cash or shares of $153,912 payable over a period of six months. The Company has paid cash of $51,304 and issued 388,667 shares at a price of $0.066, for aggregate proceeds paid of $76,956. A balance of $76,956 remains payable under the terms of the settlement agreement. See Notes Payable note 7 (q).

On August 26, 2016 the Company paid $25,000 by the issuance of 500,000 shares at a price of $0.05 per share in partial settlement of a convertible note issued January 8, 2013. A balance of $59,005 remains payable under the agreement after the application of this payment. See note 7 (b).

On August 31, 2016, the Company entered into a settlement agreement to settle the full amount due under a note agreement in the principle amount of $110,000 issued on July 30, 2015. The settlement agreement provides for the payment of $188,500 in cash or shares issued at market over a period of six months. See Notes Payable note 7 (m).

On September 6, 2016, the Company settled one of four convertible notes in the principle and interest amount of $37,567 by the issuance of 751,333 shares at a price of $0.05 per share. See Notes Payable note 7 (p).

On September 27, 2016, the Company settled the second in four convertible notes in the principle and interest amount of $17,390 by the issuance of 347,808 shares at a price of $0.05 per share. See Notes Payable note 7 (p).

On October 11, 2016 the Company issued 4,299,689 shares at a price of $0.031 per share for the settlement of a convertible note payable with a total value of $134,150. The Company will record a loss from settlement of $10,784 after the completion of the settlement. After this settlement the balance of principal and interest due under this convertible note was nil. See notes payable note 7 (i).

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events (continued)

Amendment to authorized capital

On September 8, 2016, at the annual general meeting of the Company, the shareholders approved an amendment to the Articles of the Company to increase the number of authorized shares of capital stock from 400,000,000 to 600,000,000 common shares.

Adoption of 2016 Employee and Director stock option plan

On September 8, 2016, at the annual general meeting of the Company, the shareholders voted in favor of a resolution to ratify the adoption of the 5BARz International, Inc. 2016 stock incentive plan. The 2016 Stock Incentive Plan provides for the grant of options (“Options”) to purchase common stock, and stock awards (“Awards”) consisting of common stock, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the Plan apply equally to all participants. We have reserved a total of 30,000,000 shares of common stock for issuance under the Plan. As of the Record Date (July 29, 2016), there were outstanding Options for a total of 25,770,000 shares of common stock, none of which have been exercised, and no Awards have been granted. The Plan Administrator, which is currently the board of directors, may designate which of our directors, officers, employees and consultants are to be granted Options and Awards. The Plan Administrator has the authority, in its sole discretion, to determine the type or types of awards to be granted under the Plan. Awards may be granted singly or in combination.

Financing Agreement

On September 22, 2016, 5BARz International, Inc., 5BARz Pte Ltd. in Singapore and Daniel Bland, collectively referred to as the 5BARz Group, entered into a memorandum of understanding agreement with RRM Resources Pte. Ltd. in Singapore, whereby RRM Resources agreed to lend to the 5BARz Group, $3.5 million USD for working capital requirements in Singapore and India. The 5BARz Group have paid margin monies to be applied against loan principal in the amount of $250,000 USD on September 21, 2016 with a commitment to pay a further amount of $110,000 USD, 5 days from release of the initial $1.5 million loan from RRM Resources. The loan is to be funded in two parts, the initial traunche of $1.5 million is to be funded within 12 days of the payment of the first tranche of the margin money, and the second tranche of $2.0 million to be funded, with 25 days of payment of the initial margin monies. The loan term is 11 months from receipt of the first $1.5 million, with an interest rate the greater of 4% on the outstanding principal, or 6 month LIBOR +2%.  The loan was not yet funded by October 20, 2016.

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

In recent months, the Company has diversified it’s product offering, having developed a “Fuji WIFI Router” which is duly approved and certified by CE, and TEC certification in India. That product and those comprised in the “5BARz Broadband Experience Roadmap” are the basis of a recently announced Strategic Alliance Agreement, between 5BARz, and leading Companies in the region involved in the broadband and cellular network business. Pursuant to the terms of that agreement, the Companies are committed to deploy not less than 5 Million units of the 5BARz product to subscribers in India over a period of 5 years commencing on the execution date of this agreement. The Strategic alliance also contemplates the delivery of other products and accessories, which may include connected sensors, connected home automation devices, connected cameras, headsets, VoIP phones etc.

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

In India, our subsidiary Company, working in conjunction with our team of contract engineers in India and the US, and have been active working with some of the largest cellular network operators in the region, delivering product in response to increasing volume purchase orders received from those cellular network operators. The Companies are focused upon the integration of those products into the cellular network operators portfolio of solutions for the improvement of their network. The near term objective is to expand the manufacturing capability of the Company and supply of products to those cellular network operators and integrate the 5BARz® products into their supply chain. Participating cellular network operators can expect vastly improved connectivity for their subscribers in the region. The more significant improvements that subscribers will experience are (i) significantly improved upload and download times for data transmission, (ii) clearer voice communication with fewer dropped calls (iii) a reduction in radio frequency emissions at the handset utilized by the subscriber and (iv) improved battery life on the handset, to mention a few.

During the recent quarter, the Company has manufactured and delivered product based upon initial purchase orders received from two of the largest cellular network operators in India for units that are specifically channelized for operation on each operator’s network. The Company has received very positive feedback on the operation of these units in India. Testing has indicated data rate improvements up to 100%, elimination of dropped calls and an elimination of buffering for audio/video reception. Based upon these deliveries, in addition to several other purchase orders in increasing quantities, one cellular network operator has issued a “Network Hardware and Software Ordering Document”, commencing June 1, 2016, and effective for two years, which provides the parameters for orders to be shipped to that operator, during that period.

The Companies involvement with these cellular network operators, and the 5BARz proven capability in the industry have resulted in the expansion of opportunities for the Company. The Company delivered a “Fuji WIFI Broadband Router” in response to an opportunity to participate in the rapid expansion of broadband to the home throughout India, As a result on August 25, 2016 the Company entered into a Strategic Alliance Agreement with a Tier 1 cellular network operator in the region, along with a major broadband operator in the region to provide a minimum of 5 Million of the 5BARz broadband routers to clients of the Company’s strategic partners.

The Company is continuing the process of expanding the features included, and improving the functionality of the cellular extenders, making the value proposition of the units vastly more significant than was originally envisioned. Having developed these products the Company is setting it’s sights on several other geographic areas in which to integrate it’s products.

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

In the US, the Companies innovation center in San Diego has been focused upon the logistics required to meet the needs of the marketplace in India as well as the transition of product manufacturing from the US to India for that marketplace. In addition, the Engineering teams in San Diego and India have continued the development of new product enhancements which will improve the products flexibility with respect to operational characteristics for various other global markets, including the US. Cellular networks throughout the world are comprised of variable configurations, using 2G, 3G and 4G LTE technologies, operating on variable bands and frequencies. New technology being integrated into the Companies products will serve to accelerate the Company’s ability to customize product for specific market needs in various geographic areas and cellular network configurations. In addition, technological developments are being completed to enhance the “mobile” product first introduced in 2010 by the Company, improving the functional and simplicity of use of that product.

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

August 2016 – 5BARz announces the development of the 5BARz Fuji Router, and a minimum commitment from a leading broadband operator and cellular network operator for the deployment of 5 million units over 5 years.

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

The recently developed expansion of product by introduction of the 5BARz WIFI Router has facilitated the Company’s participation into a rapidly growing opportunity for broadband connectivity in the home in India. Currently 30% of homes in the region have Broadband connectivity. That percentage is expected to expand considerably in the region for a few reasons. First, the cost of connectivity is decreasing and in addition new apps exist which facilitate voice recognition and translation of commands. Any person in any language can now access the worldwide web. The opportunity, envisions the expansion of services beyond router connectivity. The 5BARz roadmap envisions expansion of product into the internet of things technologies and big data management services and sales.

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

Products and Markets

To date the Company has introduced three products to market incorporating the 5BARz® patented technology as follows;

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

5BARz Fuji

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

 Results of Operations

Three-month period ended June 30, 2016 compared to three-month period ended June 30, 2015.

	3 Months ended June 30, 2016	3 Months ended June 30, 2015	Difference
Sales	$16,969	$—	$16,969
Cost of Sales	(126,155)	—	(126,155)
Gross Profit	(109,186)	—	(109,186)
Amortization and depreciation	$139,326	147,328	(8,002)
Bank charges & interest	80,857	235,195	(154,338)
Sales and marketing expenses	393,745	241,429	152,316
Research & development	597,196	745,022	(147,826)
General and administrative	1,552,657	869,427	683,230
Total Operating Expenses	2,763,781	2,238,221	525,560
Other income (expenses)	(530,349)	(1,309,945)	779,596
Net Income (Loss)	$(3,403,316)	(3,548,166)	144,850

The three months ended June 30, 2016 reflects a net loss of $3,403,316, representing a decrease in the loss of $144,850 compared to the corresponding three-month period loss of $3,548,166 for the period ended June 30, 2015. The largest components of this decrease are bank charges and interest of $80,857 other expenses of $530,349 incurred during the quarter in 2016 which is comprised of a decrease in interest expense and the amortization of debt discount related to convertible notes that were settled during the quarter ended June 30, 2016. In addition, other expenses include an expense of $1,037,049 for the change in the fair value of derivative liabilities and a gain on the settlement of debt of $534,623 for the six months ended June 30, 2016.

The general and administrative costs increased from the three months ended June 30, 2015 to the three months ended June 30, 2016 by $683,230. The largest component of this increase was an increase of stock based compensation from $59,158 in the three months ended June 30, 2015 to $776,783 in the three months ended June 30, 2016, an increase of $716,625. The stock based compensation in 2016 arose from the issuance of warrants to the CEO and Chairman of the Board during the quarter ended June 30, 2016.

In addition, research and development expenses in the three months ended June 30, 2015 were greater than the three months ended June 30, 2016 by $147,826. This decrease is accounted for by a reduction in research and development expenses and an increase in sales and marketing expenses as the Company shifts focus to the deployment of network extenders and routers throughout India. The additional decrease in R&D expenses is comprised of a reduction of engineering consulting (inside engineering consulting) during the quarter from $355,048 in 2015 to $278,910 in the three months ended June 30, 2016 a decrease of $76,138. Further, supplies expense decreased from 2014 to 2015 to make up the difference.

The Company’s net loss during the three-month period ended June 30, 2016 was $3,403,316 or $0.01 per share compared to a loss of $3,548,166 or $0.02 per share during the three months ended June 30, 2015. The weighted average number of shares outstanding was 342,972,127 for the three-month period ended June 30, 2016, compared to 213,839,578 shares for the three month period ended June 30, 2015.

Six-month period ended June 30, 2016 compared to six-month period ended June 30, 2015.

	6 Months ended June 30 2016	6 Months ended June 30, 2015	Difference
Sales	$36,528	$—	$36,528
Cost of Sales	(219,192)	—	(219,192)
Gross Profit	(182,664)	—	(182,664)
Amortization and depreciation	$274,636	293,996	(19,360)
Bank charges & interest	91,869	263,985	(172,116)
Sales and marketing expenses	650,789	462,662	188,127
Research & development	1,531,982	1,447,895	84,087
General and administrative	1,958,093	1,571,954	386,139
Total Operating Expenses	4,507,369	4,040,492	466,877
Other income (expenses)	1,151,577	(1,279,167)	2,430,744
Net Income (Loss)	$(3,538,456)	(5,319,659)	1,781,203

The six months ended June 30, 2016 reflects a net loss of $3,538,456 representing a decrease in the loss of $1,781,203 compared to the corresponding six-month period loss of $5,319,659 for the period ended June 30, 2015.

The decrease in amortization and depreciation expense is the result of the elimination of a capital lease that included testing equipment that was utilized with the research and development team based in San Diego, CA.

The bank charges and interest decreased in the six months ended June 30, 2016 by $172,116 compared with the six months ended June 30, 2015. This decrease in interest amount is related to the settlement of convertible notes with common stock of $1,018,981 and cash payments of $94,812 during the six months ended June 30, 2016.

The general and administrative costs increased during the six months ended June 30, 2015 to the six months ended June 30, 2016 by $386,139. The largest component of this increase was an increase of stock based compensation from $83,408 in the six months ended June 30, 2015 to $811,416 in the six months ended June 30, 2016, an increase of $728,008. The stock based compensation in the six months ended June 30, 2016 arose from the issuance of warrants to key employees and consultants ratified by the Board of Directors during the quarter ended June 30, 2016.

In addition, research and development expenses in the six months ended June 30, 2015 were less than the six months ended June 30, 2016 by $84,087. This increase in R&D expenses is comprised of an increase of engineering services (outside engineering consulting) during the six months ended June 30, 2016 from $521,827 in 2015 to $617,427 in 2016 an increase of $95,600. Further, supplies expense increased from 2015 to 2016 from $43,223 to $91,172, an increase of $47,949.

The Company’s net loss during the six-month period ended June 30, 2016 was $3,538,456 or $0.01 per share compared to a net loss of $5,319,659 or $0.02 per share during the six months ended June 30, 2015. The weighted average number of shares outstanding was 321,589,557 for the six-month period ended June 30, 2016 compared to 213,839,578 for six-month period ended June 30, 2015.

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

Liquidity and Capital Resources

As at June 30, 2016

As at June 30, 2016, the reporting issuer’s current assets were $444,553 and current liabilities were $10,258,412, which results in a working capital deficit of $9,813,859. The Company’s working capital deficit at December 31, 2015 was $9,166,914. This represents an increase in the Company’s working capital deficit of $646,945 or a 7% increase in the current year. The increase is comprised of two components. The Company has made a significant push during the six months ended June 30, 2016 in establishing production capability in order to deliver cellular network extender product, to Cellular Network operators in India. In addition the Company has developed and marketed a new WIFI product for the diversification of their business to participate in the expansion of broadband throughout India in homes and offices. This resulted in an increase in short term unpaid product development expenses and consulting fees of $1,284,904 over the balance at December 31, 2015.

As at June 30, 2016, the Company’s total assets were $4,298,594 comprised of intellectual property in the amount of $2,512,656 and goodwill in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity.

As at June 30, 2016, the Company’s total liabilities were $10, 258,412, comprised of current liabilities of $10,258,412 as described above. The increase in liabilities as at June 30, 2016 from year ended December 31, 2015 is related to an increase in accounts payable of $342,125. This increase is mostly attributable to the Company’s contract engineering and development supplier in India , which has incurred an increase in accounts payable of $289,719 during the six month period to June 30, 2016. Further, the derivative liabilities have increased to $3,185,293 on June 30, 2016 from $1,868,439 at December 31, 2015. This increase of $1,316,854 is attributable to the requirement to calculate the valuation of issued options and warrants, and reflect that derivative liability as a potential liability, should the Company be unable to issue shares should holders exercise those derivatives. It is management’s assessment that this is an unlikely possibility. The Company’s notes payable have decreased from $2,883,264 to $1,733,776 at June 30, 2016 reflecting the Companies focused effort to settle these notes as quickly as possible due to the high cost of this debt.

Stockholders’ deficit increased from a balance at December 31, 2015 of $5,129,116 to a balance of $5,959,818 at June 30, 2016. This increase of $830,702 is attributable in the most part to sales of common stock during the six months ended June 30, 2016 of $2,437,000 being offset by a loss during the period of $3,531,865.

Cash Flows from Operating Activities

For the six-month period ended June 30, 2016, net cash flows used in operating activities was $2,455,791 consisting primarily of cash used for product development and administrative expenses.

Cash Flows from Investing Activities

For the six-month period ended June 30, 2016, net cash flows used in investing activities was $89,147 comprised of additional patent expenditures of $3,915 as well as $85,232 of equipment expenditures.

Cash Flows from Financing Activities

The Company has financed operations through the issuance of equity securities. The sale of equity securities of $2,437,000 were issued during the six months ended June 30, 2016. For the six-month period ended June 30, 2016, net cash flows provided from financing activities was $2,342,188 compared to $1,953,482 in the corresponding period of the prior year. This difference is the result of an increase in the sales of equity securities of $1,592,280 over the prior year. This increase is offset by debt securities of $1,382,000 issued in the prior year, which have not occurred at all in 2016. The market for the Company’s stock has limited liquidity and as a result pricing is relatively volatile.

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

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self-sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by its subsidiary Company, Cellynx Group, Inc., under the line of credit agreement, principle and interest on June 30, 2016 was $3,867,605. This amount is eliminated on consolidation of the subsidiary in the Financial Statements of the combined entity.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013.  In May 2014 the Company entered into a further commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, at June 30, 2016, the future minimum lease payments for the existing and expanded facilities will be $1,090,165.

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

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the six months ended June 30, 2016 and  December 31, 2015.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of June 30, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of June 30, 2016, the Company has accrued $263,000 in its financial statements.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of March 31, 2016 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses. On June 29, 2016 the parties entered into a settlement agreement which provided for the settlement of the claims for $170,000, payable as to $40,000 upon closing of the agreement, $60,000 on August 15, 2016 and the balance of $70,000 payable on October 7, 2016. On July 14, 2016 the case was dismissed. On August 15, 2016 the payment amount was not made and a judgment in the amount of $130,000 was entered against the Company. Payment arrangements are being discussed.

On August 14, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego on August 4, 2015, against 5BARz International Inc. by, Pluto Technologies, Inc. claiming breach of contract and claiming unpaid fees, charges for equipment repairs and interest of $70,750. Pluto Technologies, Inc. vs 5BARz International, Inc. 37-2015-00025796-CU-BC-CTL (County of San Diego). It is the Company’s intention to vigorously defend the lawsuit. It is too early in the process to determine the likelihood of outcome. In addition, on July 24, 2015 the owner of Pluto Technologies, Inc., Mr. James Fraley, filed a lawsuit in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., claiming breach of contract and claiming unpaid fees, expenses and salaries in the amount of $148,920. James Fraley vs. 5BARz International, Inc. 37-2015-00025016-CU-BC-CTL. As of March 31, 2016 the Company has accrued $391,489 payable to the petitioners. On May 13, 2016, the Company entered into a settlement agreement with Pluto Technologies and James Fraley for the settlement of all amounts due to the petitioners by payment of $65,000, payable as to $15,000 on May 31, 2016, $20,000 on June 30, 2016 and $30,000 on July 31, 2016. All of the payments required to be made under the agreement have been completed for the full release of the litigation.

On January 8, 2016 a complaint was filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc., and certain offices of the Company by Warren Cope, a former consulting engineer of the Company claiming breach of contract and fraud claiming unpaid fees and interest of $121,616, plus 100,000 options exercisable at a price of $0.10 per share. Warren Cope vs. 5BARz International Inc., et all 37-2016-00000510-CU-BC-CTL (County of San Diego). On February 29, 2016 the parties entered into a settlement agreement which provided for payments of cash in the aggregate amount of $121,616 by May 15, 2016 and the issuance of the 100,000 options. The settlement agreement provides a stipulation of entry of judgment in the event of a default in payments. On March 15, 2016 the Company repaid $10,000 of this debt and issued 100,000 options to acquire common stock of the Company at an exercise price of $0.10 per share, pursuant to the terms of that settlement agreement. At March 31, 2016, the Company has accrued $111,616 payable to the petitioner. On or about May 15, 2016 a further $10,000 was paid. On June 3, 2016 the Company entered into amending agreement whereby the balance of $101,616 was settled by the issuance of 846,804 shares at a price of $0.06 per share for the settlement of $50,808, plus an agreement to make four monthly payments of $12,702 each month commencing June 3, 2016. Each of the payments required under the agreement have been made with the final payment made on September 12, 2016 for full release of the litigation.

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at March 31, 2016 due to the lender of $218,177. The Company and defendants have engaged counsel and on April 17, 2016 have filed a motion for dismissal. On July 12, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. Each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.78 instead of a $35,000 cash payment.

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

On April 22, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, an alleged lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,166.67 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016. On August 11, 2016 the Company entered into a settlement agreement with the plaintiff and issued 750,000 common shares in settlement with restrictive legend on the shares to be released, 250,000 shares each of August, September and October, 2016.

On May 31, 2016 a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $125,000 due to the lender pursuant to the terms of the convertible note agreement at June 30, 2016.

On August 4, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Union Capital LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 4,299,689 shares pursuant to a notice of conversion, and seeks an order for specific performance, breach of contract, damages and attorney fees. The Company has providing an answer to the allegations. The Company has accrued an amount of $123,366 at June 30, 2016.

On August 5, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Adar Bays LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 184,775 shares pursuant to a notice of conversion, and seeks an order for injunctive relief, damages and attorney fees. The Company is providing an answer to the allegations. The Company has accrued an amount of $61,160 due to Adar Bays LLC at June 30, 2016. Subsequent to June 30, 2016 the Company and plaintiff negotiated a settlement agreement for payment of the balance of $100,000 payable over three months in cash or shares.

On September 19, 2016 a complaint was filed in the Superior Court of the State of California, for the County of San Diego against 5BARz International, Inc. by Richard Rajabi claiming $163,637 for breach of contract. The Company will answer and vigorously defend against this complaint.

On October 5, 2016 a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note. The complaint alleges breach of contract, promissory estoppel as to note, and tortious interference with Contract. The Company is required to respond 20 days from the date of service. The Company has accrued an amount of $192,412 due to the lender pursuant to the terms of the convertible note agreement at June 30, 2016. The Company and the lender had entered into a settlement agreement for payments over a period of eight months in the aggregate amount of $177,427.

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

Ability to continue as a going concern

The Company has incurred net losses of $3,538,456 and $5,319,659 for the six months ended June 30, 2016 and 2015. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016 and for the period to October 13, 2016, the Company has issued common stock as follows:

During the period January 1, 2016 to June 30, 2016 the Company issued 48,740,000 units at a price of $0.05 per unit for aggregate proceeds of $2,437,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On January 19, 2016 the Company issued 1,578,463 shares at a price of $0.044 per share for the settlement of convertible notes payable with a total value of $69,626. See note 7(l).

On January 20, 2016 the Company issued 200,000 shares at a price of $0.06 per share for the partial settlement of convertible notes payable with a total value of $12,000. See note 7(e).

On February 20, 2016 the Company issued 225,000 shares at a price of $0.09 per share in settlement of services valued at $20,250.

On February 26, 2016 the Company issued 312,650 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $15,633. See note 7(n).

On February 29, 2016 the Company issued 45,455 shares at a price of $0.11 per share in settlement of services valued at $5,000.

On March 6, 2016 the Company issued 11,500,000 shares at a price of $0.05 per share for a conversion of convertible notes payable with a total value of $575,000. After this settlement the balance of principal and interest due under this convertible note at March 31, 2016 was nil. See note 7(d).

On March 25, 2016 the Company issued 500,000 shares at a price of $0.05 per share for a conversion of convertible notes payable with a total value of $25,000. See note 7(b).

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

On April 1, 2016 the Company issued 300,000 units at a price of $0.05 per unit for services with a total value of $15,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On May 1, 2016 the Company issued 327,863 units at a price of $0.05 per unit for services with a total value of $16,393. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On April 30, 2016 the Company issued 250,000 units at a price of $0.05 per unit for services with a total value of $12,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On May 2, 2016 the Company issued 187,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $15,000. See note 7(e).

On May 2, 2016 the Company issued 1,375,000 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $82,500. See note 7(e).

On May 3, 2016 the Company issued 1,500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $75,000. See note 7(g).

On May 15, 2016 the Company issued 391,740 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $23,504. After this settlement the balance of principal and interest due under this convertible note at June 30, 2016 $44,763. See note 7(n).

On May 20, 2016 the Company issued 1,000,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $50,000. See note 7(g).

On May 20, 2016 the Company issued 225,000 shares at a price of $0.06 per share in settlement of services valued at $13,500.

On May 31, 2016 the Company issued 547,100 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $27,355. See note 7(r).

On May 31, 2016 the Company issued 323,200 shares at a price of $0.065 per share for the settlement of convertible notes payable with a total value of $21,008. See note 7 (o).

On May 31, 2016 the Company issued 1,660,000 shares at a price of $0.05 per share in settlement of debt valued at $83,000.

On May 31, 2016 the Company issued 100,000 units at a price of $0.05 per unit for services with a total value of $5,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On June 3, 2016 the Company issued 846,804 shares at a price of $0.06 per share in settlement of debt valued at $50,808. See litigation note 14.

On June 30, 2016 the Company issued 547,100 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $27,355. See note 7(r).

On June 30, 2016 the Company issued 214,142 units at a price of $0.05 per unit for services with a total value of $10,707. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

During the period July 1, 2016 to October 13, 2016 the Company issued 17,590,000 units at a price of $0.05 per unit for aggregate proceeds of $872,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On July 12, 2016 the Company issued 1,750,000 shares at a price of $0.09 per share in settlement of debt valued at $157,500.

On July 14, 2016 the Company issued 333,333 shares at a price of $0.105 per share for the settlement of convertible notes payable with a total value of $35,000. See note 7(f).

On July 15, 2016 the Company issued 323,648 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $22,655. The balance of principle and interest due under this convertible note at October 13, 2016 is $22,108.

On July 15, 2016 the Company issued 629,560 units at a price of $0.05 per unit for services with a total value of $31,478. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On August 4, 2016 the Company issued 448,717 shares at a price of $0.078 per share for the settlement of convertible notes payable with a total value of $35,000. See note 7(f).

On August 5, 2016 the Company issued 300,114 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $21,008. See note 7(o)

On August 5, 2016 the Company issued 510,000 units at a price of $0.05 per unit for services with a total value of $25,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term.

On August 5, 2016 the Company issued 318,750 shares at a price of $0.08 per share for services with a total value of $25,500.

On August 11, 2016 the Company issued 750,000 shares at a price of $0.073 per share with a total value of $54,750 for the settlement of a law suit filed April 22, 2016 (see note 14 – litigation). The litigation and warrant agreement of issuing warrants to purchase 3,000,000 shares of common stock to which this lawsuit relates is settled in full upon delivery of the shares as provided.

On August 15, 2016 the Company issued 388,667 shares at a price of $0.066 per share for the settlement of convertible notes payable with a total value of $25,652. See note 7(q).

On August 19, 2016 the Company issued 450,000 shares at a price of $0.07 per share in settlement of services valued at $31,500.

On August 26, 2016 the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000. See note 7(b).

On September 6, 2016 the Company issued 751,333 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $37,567. See note 7(p).

On September 20, 2016 the Company issued 535,500 shares at a price of $0.08 per share in settlement of contingent liabilities valued at $42,840.

During the period between September 20, 2016 to September 23, 2016 the Company issued 12,441,668 shares at a price of $0.05 per share pursuant to the notices of exercise of warrants for aggregate proceeds of $622,083.

On September 27, 2016 the Company issued 347,808 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $17,390. See note 7(p).

On September 27, 2016 to October 5, 2016, the Company issued 1,750,000 units at a price of $0.06 per unit for aggregate proceeds of $105,000. Each unit is comprised of one share and 1/4 share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On October 11, 2016 the Company issued 4,299,689 shares at a price of $0.031 per share for the settlement of convertible notes payable with a total value of $134,150. After this settlement the balance of principal and interest due under this convertible note at October 13, 2016 was nil. See note 7(i).

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

5BARz International Inc.
(Registrant)

Date: October 26, 2016	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors