Form 10-Q
period 2016-09-30
5BARz International, Inc.
filed 2016-12-02
CIK 1454124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of the registrant’s common stock, par value $0.001 outstanding as of November 10, 2016 was 417,868,816.

5BARz INTERNATIONAL INC.

FORM 10-Q

For the three and nine months ended September 30, 2016

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

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 (Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$165,855	$294,561
Inventories, net	193,829	167,059
Prepaid expenses and deposits	211,178	119,061
Other receivables	266,992	1,326
TOTAL CURRENT ASSETS	837,854	582,007

FIXED ASSETS:
Furniture and equipment, net	191,617	143,967
OTHER ASSETS:
Intangible assets, net	2,390,170	2,753,585
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,530,416	3,893,831
TOTAL ASSETS	$4,559,887	$4,619,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,706,957	$4,997,218
Derivative liabilities	3,154,068	1,868,439
Notes payable, net of debt discount	1,580,281	2,883,264
TOTAL CURRENT LIABILITIES	10,441,306	9,748,921

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 600,000,000 shares authorized; 408,412,567 and 298,097,334 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	408,413	298,096
Capital in excess of par value	23,305,884	19,265,220
Accumulated deficit	(30,158,656)	(25,260,274)
Accumulated other comprehensive income	35,225	30,275
Non-controlling interest	527,715	537,567
TOTAL STOCKHOLDERS' DEFICIT	(5,881,419)	(5,129,116)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,559,887	$4,619,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income Statement

Sales	$19,543	$—	$56,071	$—
Cost of Sales	(64,881)	—	(284,073)	—
Gross Loss	(45,338)	—	(228,002)	—
Operating expenses:
Amortization and depreciation	138,966	135,747	413,602	429,743
Sales and marketing expenses	224,948	213,308	875,737	897,722
Research & development	564,043	970,424	2,096,025	2,418,319
General and administrative expenses	918,748	922,611	2,895,185	2,277,400
Total operating expenses	1,846,705	2,242,090	6,280,549	6,023,184

Loss from operations	(1,892,043)	(2,242,090)	(6,508,551)	(6,023,184)

Other income (expense):
Change in fair value of derivative liability	637,978	424,091	1,310,777	(213,357)
Interest expense – notes payable	(34,783)	(580,494)	(99,397)	(832,739)
Interest expense	(4,877)	(3,936)	(13,789)	(11,089)
Interest expense – amortization debt discount	(27,922)	(419,343)	(83,767)	(905,811)
Gain (loss) on settlement of debt	(48,133)	—	486,490	—
Liquidation expense – 5BARz AG	—	—	—	(155,251)
Total other income (expense)	522,263	(579,682)	1,600,314	(2,118,247)
Net loss before non-controlling interest	(1,369,780)	(2,821,772)	(4,908,237)	(8,141,431)
Non-controlling interest share of net loss	3,262	8,546	9,853	26,384
Net loss after non-controlling interest	$(1,366,518)	$(2,813,226)	$(4,898,384)	$(8,115,047)

Basic (loss) per common share	(0.00)	(0.01)	(0.01)	(0.04)
Weighted average number of shares outstanding	378,548,235	240,991,021	340,714,369	222,989,514

Other comprehensive income
Foreign currency translation gain	1,735	(11,212)	4,950	(11,775)
Other comprehensive income	1,735	(11,212)	4,950	(11,775)
Comprehensive loss	$(1,364,783)	$(2,824,438)	$(4,893,434)	$(8,126,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015
(Unaudited)
	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,908,237)	$(8,141,431)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	413,602	429,743
Stock based compensation	1,016,033	323,508
Change in fair value of derivative liability	(1,310,777)	213,357
Common shares issued for services	331,118	612,322
Interest expense – debt discount	83,767	905,811
Inventory reserve expense	54,923	—
Liquidation of 5BARz AG	—	155,251
Gain on settlement of debt	(486,490)	—

Changes in operating assets and liabilities:
Change in inventories	(28,153)	(3,740)
Change in other receivable	(265,666)	(292)
Change in accounts payable and accrued expenses	1,312,307	1,707,717
Change in prepaid expenses and deposits	(92,117)	(49,970)
Change in unpaid interest and penalties on notes payable	82,146	820,226
Net cash used in operating activities	(3,797,544)	(3,027,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(6,390)	(4,908)
Purchase of furniture and equipment assets	(81,093)	(18,946)
Net cash used in investing activities	(87,483)	(23,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	—	2,169,750
Repayment used to settle notes payable	(94,812)	(454,968)
Proceeds from exercise of warrants	622,083	—
Proceeds from issuance of common stock	3,234,000	1,464,469
Principal payments of capital leases	—	(18,804)
Net cash provided by financing activities	3,761,271	3,160,447

Effect of foreign currency exchange	(4,950)	(11,775)

NET INCREASE (DECREASE) IN CASH	(128,706)	97,320

CASH, BEGINNING OF PERIOD	294,561	25,103

CASH, END OF PERIOD	$165,855	$122,423

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$31,041	$8,704

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares in settlement of notes payable	$1,293,003	$290,205
Settlement of accounts payable with common stock	$251,148	$119,000
Issuance of shares for services	$331,118	$612,322
Issuance of warrants in connection with debt	$—	$600,000
Reclassification of derivative liability from equity	$2,596,406	$714,782
Reclassification of debt discount for repayment of note	$—	$173,397
Cancellation of capital lease	$—	$83,940

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

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has commenced the commercial sale of product at limited production volumes. The Company incurred losses of $4,908,237 and $8,141,431 during the nine months ended September 30, 2016 and 2015 respectively. Cash used in operating activities was $3,797,544 and $3,027,498 for the nine months ended September 30, 2016 and 2015 respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations.

Management’s assessment of the significant mitigating factors includes several quantitative and qualitative conditions which support the Company’s ability to continue as a going concern as follows;

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

•	Continued ability to generate proceeds from private placements – since inception of the business in 2008, the Company has financed operations through private placements and debt, with increased volumes in the recent years. The Company’s gross proceeds from private placements, exercise of warrants, and debt for the nine months ended September 30, 2016 was $3,856,083 compared to $3,634,219 in 2015. The Company paid for services and settled debt by the issue of shares in the amount of $1,875,269 during the nine months ended September 30, 2016 compared to $1,021,527 in 2015.
•

Product Commercialization – The Company became an approved vendor and received several purchase orders for Cellular Network Extenders from two Tier 1 cellular network operators in India. These opportunities and expansion of products by the Company represent significant steps forward in the Company’s commercialization process.   However, there is no assurance that this profitability will be accomplished.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result, should the Company be unable to continue as a going concern.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the weighted-average method. As of September 30, 2016, in the US and India the Company held an inventory of $83,138 comprised of sub-assemblies and finished goods inventories of cellular network extenders. The Company’s inventory in Mexico included 967 units of Road Warrior cellular network extenders valued at $110,691 net of a reserve of $54,923. The Company’s inventory reserve of $54,923 is provided for slow moving or potentially obsolete items in Mexico, and is charged to cost of sales.

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

There were no long-lived assets impairment charges recorded during the nine months ended September 30, 2016 and 2015.

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

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Mexico, Singapore or Indian bank accounts. There were aggregate uninsured cash balances of $57,923 and $13,634 at September 30, 2016 and December 31, 2015, respectively.

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

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations (these financial metrics are immaterial for the Company’s operations in the Switzerland):

	September 30,	December 31,
	2016	2015
Assets- U.S.	$3,907,508	$4,396,990
Assets- Mexico.	114,479	172,170
Assets- India.	284,190	50,645
Assets - Singapore	253,710	—
Assets- Total	$4,559,887	$4,619,805

Liabilities- U.S.	$9,893,592	$9,540,657
Liabilities- Mexico	135,986	57,422
Liabilities- India	407,473	150,842
Liabilities - Singapore	4,255	—
Liabilities- Total	$10,441,306	$9,748,921

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies - continued

Foreign Operations - continued

	For the 3 months ended		For the 9 months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues- U.S.	$—	$—	$—	$—
Revenues- Mexico.	—	—	—	—
Revenues- India.	19,543	—	56,071	—
Revenues – Singapore	—	—	—	—
Revenues- Total	$19,543	$—	$56,071	$—

Net (Income) Loss- U.S.	$1,014,831	$2,568,897	$3,788,615	$7,634,322
Net loss- Mexico	43,473	35,449	147,059	68,992
Net loss- India	310,103	217,425	961,072	438,115
Net loss - Singapore	1,373	—	11,490	—
Net Loss- Total	$1,369,780	$2,821,771	$4,908,236	$8,141,429

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2016	$3,154,068	$—	$—	$3,154,068
December 31, 2015	$1,868,439	$—	$—	$1,868,439

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2016 and the 12 months ended December 31, 2015:

	September 30, 2016	December 31, 2015
Beginning balance	$1,868,439	$547,940
Aggregate fair value of conversion feature upon issuance of common shares	—	(457,228)
Change in fair value of derivative liabilities	(1,310,776)	(45,356)
Reclassification of warrants to derivative liability	2,475,702	1,823,083
Reclassification of stock options to derivative liability	120,703	—
Ending balance	$3,154,068	$1,868,439

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	September 30, 2016	December 31, 2015
Stock price	$0.084	$0.10
Volatility	106.01%	91.3%
Risk-free interest rate	.68%	0.64%
Dividend yield	0.0%	0.0%
Expected life	1.5 - 5 years	1.5 - 2 years

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

As of September 30, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

Amortization of Debt Discount

The Company issued various debt with conversion privileges for which total proceeds were allocated to individual instruments based on the relative fair value of the each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt.

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

The Company incurred stock based compensation charges during the three and nine-month period ended September 30, 2016 and 2015 as follows;

	3 months ended September 30		9 months ended September 30
	2016	2015	2016	2015
General and administrative	$45,772	$49,435	$938,679	$132,843
Research and development	—	57,198	70,347	97,028
Sales and marketing	—	37,455	7,007	93,637
Total	$45,772	$144,088	$1,016,033	$323,508

 5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Net loss per share

The Company reports loss per share in accordance with the ASC Topic 260, “Earnings Per Share.”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at September 30, 2016 and December 31, 2015 respectively of 208,919,937 and 155,670,170 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The weighted average number of shares outstanding does not include reciprocal shareholdings, held by the Company’s subsidiary, CelLynx Group, Inc. which is reflected as a reduction in capital in excess of par value on the Company’s balance sheet.

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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Furniture and equipment	$170,610	$151,191
Research and development equipment	78,367	13,367
Leasehold improvements	62,659	56,128
	311,636	220,686
Accumulated amortization & depreciation	(120,019)	(76,719)
Furniture & equipment net	$191,617	$143,967

During the three and nine months ended September 30, 2016 and 2015 the Company incurred amortization and depreciation expense of $15,230 (2015 – $13,882) and $43,290 (2015 - $60,945), respectively.

Note 4 – Long lived assets subject to amortization

Intangible assets are comprised of technology, trademarks and license rights which are recorded at cost.

	September 30, 2016	December 31, 2015
Technology	$3,083,186	$3,077,244
Marketing and distribution agreement	370,000	370,000
Trademarks	1,026	264
License rights	607	1,368
	3,454,818	3,448,856
Accumulated amortization	(1,064,648)	(695,271)
Technology and other intangibles, net	$2,390,170	$2,753,585

On August 2, 2014, the company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three and nine months ended September 30, 2016 and 2015, $122,736, (2015 - $122,865) and $369,312, (2015 - $368,798) was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $2,469,338.

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 and for the year ended December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Goodwill – beginning of period	$1,140,246	$1,140,246
Goodwill – end of period	$1,140,246	$1,140,246

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Sales of common stock

On September 8, 2016, the Company convened an annual general meeting of shareholders and increased the authorized number of shares from 400,000,000 to 600,000,000. However, the Company will still not have sufficient common shares available to issue if all the conversions and exercises occur.

During the nine months ended September 30, 2016, the Company has issued common stock as follows:

During the period January 1, 2016 to September 23, 2016 the Company issued 64,580,000 units at a price of $0.05 per unit for proceeds of $3,229,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

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

On July 15, 2016 the Company issued 323,648 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $22,655. See note 7(n).

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

On August 11, 2016 the Company issued 750,000 shares at a price of $0.073 per share with a total value of $54,750 for the settlement of a law suit filed April 22, 2016 (see note 14 – litigation). The litigation and warrant agreement of issuing warrants to purchase 3,000,000 shares of common stock to which this lawsuit relates will be settled in full upon delivery of the total 750,000 shares.

On August 15, 2016 the Company issued 388,667 shares at a price of $0.066 per share for the settlement of convertible notes payable with a total value of $25,652. See note 7(q).

On August 19, 2016 the Company issued 450,000 shares at a price of $0.07 per share in settlement of services valued at $31,500.

On August 26, 2016, the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000.  See note 7(b).

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Sales of Common Stock (continued)

On September 6, 2016, the Company issued 751,333 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $37,567. See note 7(p).

On September 20, 2016, the Company issued 535,500 shares at a price of $0.08 per share in settlement of contingent liabilities valued at $42,840.

During the period between September 20, 2016 to September 23, 2016 the Company issued 12,441,668 shares at a price of $0.05 per share pursuant to the notices of exercise of warrants for aggregate proceeds of $622,083.

On September 27, 2016, the company issued 83,333 units at a price of $0.06 per unit for proceeds of $5,000. Each unit is comprised of one share and one-quarter share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On September 27, 2016 the Company issued 347,808 shares at a price of $0.05 per share on conversion of a convertible note payable with a total value of $17,390. See note 7(p).

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance September 30, 2016	Balance December 31, 2015
December 17, 2012	$80,000	(a)	$27,739	$107,739	$99,445
January 8, 2013	71,244	(b)	1,618	72,862	81,977
October 6, 2014	250,000	(c)	5,044	255,044	253,123
March 6, 2015	0	(d)	—	—	548,283
May 6, 2015	0	(e)	—	—	138,000
May 21, 2015	83,000	(f)	—	83,000	174,064
June 15, 2015	0	(g)	—	—	175,000
June 17, 2015	52,500	(h)	10,662	63,162	82,217
June 18, 2015	100,000	(i)	27,977	127,977	163,956
June 18, 2015	52,500	(j)	10,263	62,763	82,193
June 26, 2015	104,500	(k)	95,686	200,186	176,652
July 17, 2015	0	(l)	—	—	105,282
July 30, 2015	100,000	(m)	88,500	188,500	172,167
August 27, 2015	22,108	(n)	—	22,108	92,195
August 27, 2015	100,000	(o)	5,041	105,041	170,764
October 7-9, 2015	35,000	(p)	5,532	40,532	87,514
October 28, 2015	76,956	(q)	—	76,956	152,915
October 30, 2015	105,000	(r)	4,418	109,418	160,081
Notes payable – 5BARz International Inc.	$1,232,808		$282,480	$1,515,288	$2,915,828

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

CelLynx Group Inc. Issue Date	Unpaid Note Principal	Note Terms	Unpaid Interest	Balance September 30, 2016	Balance December 31, 2015
May 24, 2012	$15,900	(s)	$38,144	$54,044	$46,018
September 12, 2012	12,500	(t)	26,312	38,812	33,048
Notes Payable - CelLynx Group, Inc.	$28,400		$64,456	$92,856	$79,066
Sub-Total	$1,261,208		$346,936	$1,608,144	$2,994,894
Debt Discount	—		—	(27,863)	(111,630)
Total, net of debt discount	$1,261,208		$346,936	$1,580,281	$2,883,264

a)     In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the period from issuance of the convertible debenture issuance to September 30, 2016, interest of $27,739 was accrued on the convertible debenture, resulting in a total principal and interest due at September 30, 2016 of $107,739. A derivative liability at September 30, 2016 of $20,684 (2015 - $24,817) is recorded in these financial statements in connection with this note.

b)     On January 8, 2013, the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share.  During the nine months ended September 30, 2016 interest of $4,885 (2015 - $1,516) was accrued on the convertible debenture. During the nine months ended September 30, 2016, $36,000 in past due consulting fees were added to the principal of the note. The total principal and interest due under the note at September 30, 2016 amount of $72,862 (2015 - $81,977). In addition, the Company reflected a derivative liability at September 30, 2016 of $14,600 (2015 - $12,906) in connection with this note.

c)     On October 6, 2014, the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest at December 31, 2015 was $253,123, net of an unamortized debt discount of $111,630, resulting in a carrying value of $141,493. By September 30, 2016, total interest of $5,044 was accrued to bring the total principal and interest balance to $255,044, net of an unamortized debt discount of $27,863, resulting in a carrying value of $227,181.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

d)     On March 6, 2015, the Company entered into a Note and Warrant adjustment purchase agreement with two parties who have agreed to loan $400,000 pursuant to the terms of a convertible promissory note and warrant adjustment agreement. On the closing date, March 6, 2015 the Company received $400,000 cash. On September 6, 2015, the loan maturity was extended for an additional 6 months in return for the accrual of a 10%, extension fee. The convertible note accrues interest at a rate of 15% semiannually and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings from the note holders at strike prices ranging from $0.20 to $0.30 per share were re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2017. The Company has the right to repay the loan by payment of the principal and accrued interest at the date of repayment. On March 6, 2016, the Company settled the aggregate principal and interest amount of $575,000, by conversion into 11,500,000 shares of common stock, issued at a price of $0.05 per share. The amount due pursuant to this note at September 30, 2016 is nil.

e)      On May 6, 2015, the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 50%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. On November 3, 2015, an amending agreement was entered into providing for the prepayment of the note at any time up to 9 months from the loan origination date at a rate of 145% of the then unpaid principal and interest due under the note. On November 6, 2015, the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 120%. The note is payable on demand. On January 20, 2016, the Company entered into a settlement agreement on the convertible debt in the principal and interest amount of $138,000, by the issuance of 200,000 shares issued on January 20, 2016, and the commitment to make a series of payments over 8 months, ending September 15, 2016 in the aggregate amount of $120,000. The Company made payments under the settlement agreement on February 8, 2016 of $7,500 and on March 15, 2016 of $15,000 as required by the agreement. The principal and interest due under the note at March 31, 2016 was $109,500. This balance was settled by issuance of 187,500 common shares on May 2, 2016 at a price of $0.08 per share, in lieu of $15,000 and a further issuance of 1,375,500 common shares at a price of $0.06 per share for the remaining $82,500 due under the note settlement agreement. After a gain on settlement in the amount of $12,000 for the nine months ended September 30, 2016, the amount pursuant to this note is nil.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

f)     On May 21, 2015, the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows, 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the event of default, the outstanding balance was increased to 118%, in addition to that a default penalty payment of $1,000 per business day was added to the outstanding balance. On March 10, 2016, a complaint was filed in relation to the unpaid balance of this note payable (see litigation note 14). On June 28, 2016, the parties entered into a settlement agreement in the amount of $153,000 payable in equal payments of $35,000 made in cash or shares issued at market every 21 days from the date of settlement. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.78 instead of a $35,000 cash payment. The company recognized a gain from settlement of $65,177 for the nine months ended September 30, 2016. At September 30, 2016, the balance due under this settlement is $83,000.

g)      On June 15, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note, and issued 250,000 shares at $0.10. The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the event of default, the outstanding balance was increased to 140%. The note is payable upon demand. On March 17, 2016, the Company settled the convertible debt in the principal and interest amount of $175,000. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,875, an aggregate amount of $175,000. On May 3, 2016, the Company entered into an amended settlement agreement for full settlement of the note for $175,000. The Company issued 1,500,000 common shares at a price of $0.05 per share in settlement of $75,000 due under the note and agreed to a series of 6 monthly payments each in the amount of $11,666, commencing May 15, 2016.  On May 20, 2016, the amended settlement agreement was revised and the Company recorded a gain from settlement of $57,875 in the nine months ended September 30, 2016. The Company issued 1,000,000 common shares at a price of $0.05 per share to fulfill the settlement agreement revision. At September 30, 2016, the balance due under this note was nil.

h)      On June 17, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at September 30, 2016 was $63,162. The Company and holder have negotiated a settlement agreement on this note, with issuance of 184,775 common shares at $.08 due upon signing and an additional 3 payments by common shares or cash election valued at $27,911 each. See litigation note 14.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

i)      On June 18, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 24% per annum. The note is payable upon demand. The principal and interest due under the note at September 30, 2016 was $127,977. Additional accrued liability of $240,998 generated by the settlement agreement discussed above has been made by September 30, 2016. On October 5, 2016, the Company was ordered to issue 4,299,689 shares in full settlement of the note as a result of an error made by the Company’s attorney in not responding to an application for preliminary injunctive relief in proper format. On November 5, 2016, the parties entered into a settlement agreement providing mutual releases. The Company is required to make a $25,000 payment in conjunction with the settlement agreement by November 22, 2016.

j)     On June 18, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 24% per annum, or lesser amount should that amount be usurious in the State. The note is payable upon demand. On June 8, 2016, the lender filed a complaint claiming 1,699,580 shares in settlement of the principal and interest under the note and injunctive relief related to terms of the note. On June 24, 2016, the Company has filed an answer and defense in response to the complaint filed. The principal and interest due under the note at September 30, 2016 was $62,763. See litigation note 14.

k)      On June 26, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an event of default, the interest rate shall increase to 18%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an Event of Default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. On March 7, 2016, the parties entered into a settlement agreement to settle the full amount due under the note for $177,424. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $22,178. As of September 30, 2016, the unpaid interest of $95,686 has been accrued. The principal and interest due under the note at September 30, 2016 was $200,186. The holder filed a lawsuit under the terms of the note, which the Company has answered see litigation note 14.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

l)       On July 17, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 25% from day 1 to 30 days, 30% from day 31 to 60 days, 35% from day 61 to 90 days, 40% from day 91 to 120 days, 45% from day 121 to 150 days, 50% from day 151 to 180 days. There is no right to prepayment after 180 days. The note is convertible into common stock of the issuer at a discount to market of 45%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable on demand.  On January 19, 2016, the Company settled convertible debt in the principal and interest amount of $69,626 by the issuance of 1,578,463 shares, at a price of $0.041 per share. The settlement amount does not require the payment of default penalties contemplated in the note agreement. The principal and interest due under the note at September 30, 2016 was nil.

m)    On July 30, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an event of default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. The Company has completed a settlement agreement, dated August 31, 2016 to repay $188,500 due under the note monthly in cash or shares valued at $30,000 in the first month and $31,700 over a five-month period. The Company recorded a gain from settlement of $3,486 during the nine months ended September 30, 2016. The outstanding settlement balance at September 30, 2016 was $188,500.

n)     On August 27, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. The interest rate on the note is 12%. Upon an event of default, the interest rate shall increase to 24%. The prepayment penalty of the note is 40%. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.000058. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On February 26, 2016, the Company settled the convertible debt for an aggregate amount of $83,900. The settlement agreement provides for the issuance of 312,650 common shares at a price of $0.05 per share for aggregate proceeds of $15,632 issued on February 26, 2016 and the balance to be repaid by a series of monthly payments in the aggregate amount of $68,268 over a five-month period commencing on April 15, 2016. The Company issued 391,740 common shares at a price of $0.06 per share on May 15, 2016 for a value of $23,504. On July 15, 2016, the Company issued $22,655 in 323,648 common shares at a price of $0.07 per share. The outstanding settlement balance at September 30, 2016 was $22,108.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

o)     On August 27, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable upon demand. On March 10, 2016, the Company settled the convertible debt in the principal and interest amount of $168,065. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, for a value of $21,008, an aggregate amount of $168,065. On May 31, 2016, 323,200 common shares were issued at $0.065 per share. On June 3, 2016, payment of $21,008 was rendered. On August 5, 2016, the Company issued $21,008 by the issue of 300,114 common shares at a price of $0.07 per share. At September 30, 2016, the balance under the settlement agreement was $105,041.

p)     During the period October 7, 2015 to October 10, 2015 the Company entered into four convertible note arrangements with certain investors, in the principal amount of $85,000. Interest is accrued on the notes at a rate of 8% per annum, and the notes mature one year from the date of issue. The notes are convertible after 183 days by the borrower at a conversion price of the lesser of $0.05 per share or 70% of market, defined as the lowest trade price for a period 20 days prior to the notice of conversion, if VWAP of the shares drops below $0.05 with a 10 day look back. In no case may the debt be converted at less than $0.01 per share. The Company may prepay the note principal and interest at a rate of 125% of principal and interest within 90 days of the issue date and at a rate of 135% after 90 days from the issue date. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 20% per annum. The notes are payable upon demand. On September 6, 2016 one convertible note principle and interest of $37,567 was settled for 751,333 common shares at a price of $0.05 per share. The Company recorded a gain from this settlement of $3,132 during the nine months ended September 30, 2016. Further on September 27, 2016, a second convertible note principle and interest of $17,390 was settled by the issuance of 347,808 common shares at a price of $0.05 per share. The principal and interest due under the remaining two notes at September 30, 2016 was $40,532.

 q)     On October 28, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matures on July 28, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principal and interest at rates from 145% of principal and interest within 180 days from the issue date. After 180 days the note may not be prepaid. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On May 2, 2016, the Company entered into a settlement agreement, to pay $153,912 by way of six monthly payments, each in the amount of $25,652, with the first payment due on May 15, 2016. Two of the six payments were completed on May 31, 2016 and June 20, 2016. On August 15, 2016, the Company issued 388,667 common stock at a price of $0.066 per share in payment of $25,652 under the settlement agreement. The Company recorded a gain from settlement of $5,026 in the nine months ended September 30, 2016. At September 30, 2016, the remaining settlement balance was $76,956.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Notes Payable (continued)

r)      On October 30, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principal and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. On May 31, 2016, the Company entered into a settlement agreement to make a series of six payments, each in the amount of $27,354, for an aggregate amount of $164,128, in full settlement of the amounts due under this note agreement. On May 31, 2016, the Company issued 547,100 common stock at a price of $0.05 per share valued at $27,355. On June 30, 2016, the Company issued another 547,100 common shares at a price of $0.05 valued at $27,355. The Company recorded a gain from settlement of $3,056 in the nine months ended September 30, 2016. As of September 30, 2016, the remaining amount under the settlement agreement was $109,418.

s)    On May 24, 2012, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc.’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of September 30, 2016, the note is past due.  The note principal and accrued interest outstanding at September 30, 2016 was $54,044.

t)    On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc.’s common stock for a period of 10 days prior to the date of notice of conversion. As of September 30, 2016, the note is past due. The note principal and accrued interest outstanding at September 30, 2016 was $38,812.

At September 30, 2016, substantially all the above debt is in default and is immediately due and payable. Fair market value of the conversion option at September 30, 2016 was therefore de minimus.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Operating Lease Obligation

Since August 22, 2014 (the amending date) the Company has expanded its leased facilities in San Diego, California for a period of 66 months.

Pursuant to this lease, aggregate minimum lease payments over the next five years are as follows;

September 30,
2017	$284,814
2018	298,388
2019	308,831
2020	132,280
Total	$1,024,313

Effective January 1, 2015, the Company’s subsidiary 5BARz India Private Limited entered into an facility lease agreement for five (5) years at a monthly lease rate of 60,000 Indian rupees ($900 USD) per month.

At September 30, 2016, the aggregate minimum lease payments over the next five years are as follows;

September 30,
2017	$10,800
2018	10,800
2019	10,800
2020	2,700
Total	$35,100

  5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity for the quarter ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	102,188,477	$0.25	1.20
Granted *	95,305,382	0.20	2.17
Exercised	(12,441,667)	0.05	.43
Cancelled/ expired	(24,305,296)	0.30	—
Outstanding at September 30, 2016	160,746,896	$0.21	1.35
Exercisable at September 30, 2016	152,746,896	$0.22	.95

* During the nine months ended September 30, 2016, the Company granted warrants to purchase 95,305,382 shares of common stock of which warrants to purchase 71,757,333 shares of common stock were issued as part of a private placement of units, warrants to purchase 16,000,000 shares of common stock were paid as compensation to executive of the Company, warrants to purchase 3,812,500 shares of common stock were issued for investor relations fees, warrants to purchase 3,047,349 shares of common stock were issued as part of a unit for services, and warrants to purchase 688,200 shares of common stock were issued in payment of interest to consultants.

The Company had authorized capital of 600,000,000 shares at September 30, 2016, and accordingly should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments.

Options – 5BARz International Inc.

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	15,480,000	$0.11	5.04
Granted	10,565,000	0.09	9.48
Exercised	—	—	—
Cancelled	(100,000)	0.17	—
Outstanding at September 30, 2016	25,945,000	$0.10	6.13
Exercisable at September 30, 2016	14,617,041	$0.12	2.11

During the nine months ended September 30, 2016 the Company issued 10,565,000 stock options at a strike price ranging from $0.075 to $0.12 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for equity instruments issued to non-employees as compensation in accordance with the provisions of ASC 718, which require that each such equity instrument be recorded at its fair value on the measurement date, which is typically the date the services are performed.

  5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

As of September 30, 2016, total unamortized compensation expenses related to unvested stock options were $192,162, This amount is expected to be recognized based upon the vesting provisions provided which include both tangible and intangible factors. The Black-Scholes option valuation model is used to estimate the fair value of the warrants or options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	September 8, 2016	June 14, 2016	February 29, 2016	January 22, 2016
Stock price	$0.075	$0.09	$0.09	$0.08
Volatility	106.01%	106.02%	93%	91.62%
Risk-free interest rate	1.14%	1.01%	1.74%	1.21%
Dividend yield	0	0	0	0
Expected life	5 years	10 years	10 years	5 years

	December 4, 2015	July 1, 2015	June 19, 2015	April 22, 2015	April 7, 2015	January 27, 2015
Stock price	$0.08	$0.11	$0.10	$0.10	$0.10	$0.12
Volatility	91%	96%	96%	96%	96%	96%
Risk-free interest rate	.64%	.64%	.64%	1.63%	2.26%	1.36%
Dividend yield	0	0	0	0	0	0
Expected life	5 years	5 years	5 years	10 years	10 years	5 years

The fair value of the options was determined to be as follows based upon the assumptions provided above;

Date Issued	Number of options	Fair value
January 27, 2015	500,000	$34,540
April 7, 2015	2,000,000	$156,344
April 22, 2015	100,000	$8,810
June, 2015	800,000	$57,212
July 1, 2015	300,000	$18,632
December 4, 2015	3,590,000	$199,365
January 22, 2016	240,000	$19,922
February 29, 2016	100,000	$7,758
June 14, 2016	1,000,000	$81,492
September 8, 2016	225,000	$12,960

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the three and nine months ended September 30, 2016, $45,772 (2015 - $144,088) and $208,736 (2015 –$323,508) was amortized to expense respectively.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Options and Warrants (continued)

On September 8, 2016, at the annual general meeting of the Company, the shareholders voted in favor of a resolution to ratify the adoption of the 5BARz International, Inc. 2016 stock incentive plan. The 2016 Stock Incentive Plan provides for the grant of options (“Options”) to purchase common stock, and stock awards (“Awards”) consisting of common stock, to eligible participants, including our directors, executive officers, employees and consultants. The terms and conditions of the Plan apply equally to all participants. We have reserved a total of 30,000,000 shares of common stock for issuance under the Plan. As of September 30, 2016, there were outstanding Options for a total of 25,945,000 shares of common stock, none of which have been exercised, and no Awards have been granted. The Plan Administrator, which is currently the board of directors, may designate which of our directors, officers, employees and consultants are to be granted Options and Awards. The Plan Administrator has the authority, in its sole discretion, to determine the type or types of awards to be granted under the Plan. Awards may be granted singly or in combination.

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all CelLynx Group, Inc. options exercisable as of September 30, 2016, are as follows:

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2015	69,000,000	$0.0002	2.02
Granted	—	—	—
Forfeited	(24,000,000)	0.0002	2.02
Outstanding at September 30, 2016	45,000,000	$0.0002	1.43
Exercisable at September 30, 2016	45,000,000	$0.0002	1.43

Note 10 - Related party transactions

During the nine months ended September 30, 2016, the Company engaged an engineering company in Bangalore, India to perform engineering services, product development and manufacturing services for the Company in the aggregate amount of $979,702. The Engineering Company is owned by the Director and the CEO of 5BARz India Private Limited, and the CEO of the engineering company is the spouse of the Director and the CEO of 5BARz India Private Limited. The amount due to Aseema Softnet Technologies Inc. at December 31, 2015 was $605,302. During the nine months ended September 30, 2016 there were $979,702 in billings and $478,000 in payments to Aseema Softnet Technologies Inc. resulting in an amount due of $1,107,005 at September 30, 2016. Subsequent to September 30, 2016 there have been further billings of $118,011 in the month of October 2016 for an aggregate amount due of $1,225,016 at October 31, 2016.

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

September 30,
2017	$10,800
2018	10,800
2019	10,800
2020	5,400
Total	$37,800

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 10 - Related party transactions (continued)

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

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At September 30, 2016, the Company had a 60% equity ownership in CelLynx Group, Inc. with the holding of 1,489,745,971 common shares.

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
ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013 the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group, Inc. becomes self sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx, and is being matched by 5BARz. At September 30, 2016, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $3,235,849 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014 the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012.
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

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2016	December 31, 2015
Product development costs	$1,548,533	$991,799
Consulting and wages	2,725,666	2,138,729
Legal and administrative	316,795	498,704
Acquired liabilities – CelLynx - 2012	940,111	1,118,495
Other	175,851	249,491
Total	$5,706,956	$4,997,218

Note 14 – Litigation

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of September 30, 2016, the Company has accrued $263,000 in its financial statements.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of March 31, 2016 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses. On June 29, 2016 the parties entered into a settlement agreement which provided for the settlement of the claims for $170,000, payable as to $40,000 upon closing of the agreement, $60,000 on August 15, 2016 and the balance of $70,000 payable on October 7, 2016. On July 14, 2016 the case was dismissed. On August 15, 2016 the payment amount was not made and a judgment in the amount of $130,000 was entered against the Company. As of September 30, 2016 the Company has accrued $130,000 for this judgment. Payment arrangements are being discussed.

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

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at March 31, 2016 due to the lender of $218,177. The Company and defendants have engaged counsel and on April 17, 2016 have filed a motion for dismissal. On July 12, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. Each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.78 instead of a $35,000 cash payment. On September 18, 2016 the Company received a default notice from Group 10, due to the fact that the Company was delinquent in filing its 10-Q.  No further court action has been instituted as a result of that default. On September 30, 2016 the Company reflects a remaining balance due to the lender of $83,000. On November 1, 2016 the Company made an additional payment of $35,000 comprised of 416,666 shares at a price of $0.084 per share.

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

On April 22, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, an alleged lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,166.67 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016. On August 11, 2016 the Company entered into a settlement agreement with the plaintiff and issued 750,000 common shares in settlement with restrictive legend on the shares to be released, 250,000 shares each of August, September and October, 2016. On October 31, 2016 the Company released the first of three payments upon meeting SEC clearance requirements. Subsequent releases are pending.

On May 31, 2016 a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $125,000 due to the lender pursuant to the terms of the convertible note agreement at September 30, 2016.

On July 6, 2016 a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note. The Company and the lender had entered into a settlement agreement for payments over a period of six months in the aggregate amount of $177,427 on March 2, 2016. The complaint alleges breach of contract, promissory estoppel as to note, and tortious interference with Contract. The Company has filed an answer to the complaint. The Company has accrued an amount of $200,186 due to the lender pursuant to the terms of the convertible note agreement at September 30, 2016.

On August 4, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Union Capital LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 4,299,689 shares pursuant to a notice of conversion, and seeks an order for specific performance, breach of contract, damages and attorney fees. As of September 30, 2016 the Company had accrued $368,975 for this settlement. On October 5, 2016 the Company issued 4,299,689 shares in full settlement of the note. On November 5, 2016 the parties entered into a settlement agreement providing mutual releases. The settlement agreement provides for an additional $25,000 payment to be made by November 22, 2016.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Litigation (continued)

On August 5, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Adar Bays LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 184,775 shares pursuant to a notice of conversion, and seeks an order for injunctive relief, damages and attorney fees. The Company has provided an answer to the allegations. The Company has accrued an amount of $98,518 due to Adar Bays LLC at September 30, 2016. On October 27, 2016 the Company and plaintiff negotiated a settlement agreement for payment of $83,733 in cash or shares over four months as well as a payment of 184,775 shares issued upon signing of the agreement.

On September 19, 2016 a complaint was filed in the Superior Court of the State of California, for the County of San Diego against 5BARz International, Inc. by Richard Rajabi claiming $163,637 for breach of contract. The Company has filed an answer and counter claim in this matter.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 15 – Product Orders and Shipments

a. Product Orders and Shipments into India

Cellular Network Extenders

Since August 19, 2015 the Company has received purchase orders from Tier 1 cellular network operators in India. Those orders have progressed from smaller orders in late 2015 to the establishment of a Network Hardware and Software Ordering document, completed June 1, 2016, setting the parameters for a series of orders over the next two years.

5BARz Broadband Router

The Company has developed a state of the art wireless router, referred to as ROVR Smart Hub, to participate in the rapid expansion of broadband to the home throughout India. In conjunction with this initiative, on August 25, 2016 the Company entered into a Strategic Alliance Agreement with a Tier 1 cellular network operator in the region, along with a major broadband operator to provide the 5BARz ROVR Smart Hubs.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events

Sales of Common Stock

On October 5, 2016, the Company issued 1,666,667 units at a price of $0.06 per unit for proceeds of $100,000. Each unit is comprised of one share and one-quarter warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On October 11, 2016, the Company issued 4,299,689 shares at a price of $0.031 per share for the settlement of convertible notes payable with a total value of $134,150. After this settlement the balance of principal and interest due under this convertible note at October 13, 2016 was nil.

On October 14, 2016, the Company issued 116,447 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $5,822. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was nil.

On October 20, 2016, the Company returned to treasury 1,000,000 issued shares at a price of $0.12 per share for services paid in cash with a total value of $120,000.

On October 31, 2016, the Company issued 315,836 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $22,108. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was nil.

On November 1, 2016, the Company issued 416,446 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $48,000.

On November 1, 2016, the Company issued 389,910 shares at a price of $0.077 per share for the settlement of convertible notes payable with a total value of $30,023. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $158,476.

On November 3, 2016, the Company issued 300,114 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $21,008. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $84,033.

On November 3, 2016, the Company issued 360,886 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $25,262. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $51,694.

On November 3, 2016, the Company issued 184,775 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $14,782. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $83,733.

On November 8, 2016, the Company issued 2,000,000 shares at a price of $0.06872 per share for services with a total value of $137,440.

On November 8, 2016, the Company issued 405,259 shares at a price of $0.068 per share for the settlement of convertible notes payable with a total value of $27,355. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $82,064.

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events (continued)

Settlement of Convertible Promissory Notes:

On October 11, 2016, the Company issued, by court order, 4,299,689 shares at a price of $0.08 per share for the outstanding convertible note payable with a total value of $343,975. The Company also agreed to pay $25,000 in conjunction with the settlement agreement. The Company will record a loss from settlement of $240,998 after the completion of the settlement. After this settlement the balance of principal and interest due under this convertible note was nil. See notes payable note 7(i).

On October 14, 2016, the Company received a notice of conversion and issued 116,447 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $5,822. The company recorded interest of $671 at November 11, 2016. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 will be nil. See note 7(p).

On October 27, 2016, the company entered into settlement agreement for the issuance of 184,775 shares due upon agreement completion and three subsequent payments of $27,911. On November 3, 2016 the Company issued 184,775 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $14,782. The company recorded interest of $7,451 at November 11, 2016. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $83,733. See note 7(h).

On October 31, 2016, the Company issued 315,836 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $22,108. After this settlement, the balance of principal and interest due under the February 26, 2016 convertible note settlement at November 11, 2016 was nil. See note 7(n).

On November 1, 2016, the Company issued 416,446 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000. After this settlement, the balance of principal and interest due under the June 30, 2016 convertible note settlement at November 11, 2016 was $48,000. See note 7(f).

On November 1, 2016, the Company issued 389,910 shares at a price of $0.077 per share for the settlement of convertible notes payable with a total value of $30,023. After this settlement, the balance of principal and interest due under the August 31, 2016 convertible note settlement at November 11, 2016 was $158,476. See note 7(m).

On November 3, 2016, the Company issued 300,114 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $21,008. After this settlement, the balance of principal and interest due under the August 5, 2016 convertible note settlement at November 11, 2016 was $84,033. See note 7(o).

On November 3, 2016, the Company issued 360,886 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $25,262. After this settlement, the balance of principal and interest due under the August 11, 2016 convertible note settlement at November 11, 2016 was $51,694. See note 7(q).

On November 8, 2016, the Company issued 405,259 shares at a price of $0.068 per share for the settlement of convertible notes payable with a total value of $27,355. After this settlement, the balance of principal and interest due under the May 31, 2016 convertible note settlement at November 11, 2016 was $82,064. See note 7(r).

5BARz International, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

Note 16 – Subsequent Events (continued)

Financing Agreement

On September 22, 2016, 5BARz International, Inc., 5BARz Pte Ltd. in Singapore and Daniel Bland, collectively referred to as the 5BARz Group, entered into a memorandum of understanding agreement with RRM Resources Pte. Ltd. in Singapore, whereby RRM Resources agreed to lend to the 5BARz Group, $3.5 million USD for working capital requirements in Singapore and India. The 5BARz Group have paid margin monies to be returned in full along with interest at Libor + 4% in the amount of $250,000 USD on September 21, 2016 with a commitment to pay a further amount of $110,000 USD, 5 days from release of the initial $1.5 million loan from RRM Resources. The loan is to be funded in two parts, the initial traunche of $1.5 million is to be funded within 12 days of the payment of the first tranche of the margin money, and the second tranche of $2.0 million to be funded, with 25 days of payment of the initial margin monies. The loan term is 11 months from receipt of the first $1.5 million, with an interest rate the greater of 4% on the outstanding principal, or 6 month LIBOR +2%.  The loan was not yet funded by November 21, 2016.

On November 29, 2016 the Company and RRM Resources agreed to an extension of the $3.5 million to be funded in December, 2016, as one installment or on a ballet basis.  Per the extension agreement, the financing agreement will be cancelled if not funded in 15-30 days as extension agreement suggested.

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

The Companies involvement with these cellular network operators, and the 5BARz proven capability in the industry have resulted in the expansion of opportunities for the Company. The Company delivered a “Fuji WIFI Broadband Router” in response to an opportunity to participate in the rapid expansion of broadband to the home throughout India, As a result on August 25, 2016 the Company entered into a Strategic Alliance Agreement with a Tier 1 cellular network operator in the region, along with a major broadband operator in the region to provide a minimum of 5 Million of the 5BARz broadband routers to clients of the Company’s strategic partners. No orders have been placed to date and there is no guarantee that the Company will receive any orders from this Strategic Alliance Agreement.

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

March 2015 - 5BARz India signs an investment banking engagement agreement with Axis Capital Ltd. of Mumbai, India, with the intention of raising $20 million USD to fund operations.  To date, no money was raised under this agreement.

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

 Results of Operations

Three-month period ended September 30, 2016 compared to three-month period ended September 30, 2015.

	3 Months ended September 30, 2016	3 Months ended September 30, 2015	Difference
Sales	$19,543	$—	$19,543
Cost of Sales	(64,881)	—	(64,881)
Gross Profit	(45,338)	—	(45,338)
Amortization and depreciation	$138,966	$135,747	$3,219
Sales and marketing expenses	224,948	213,308	11,640
Research & development	564,043	970,424	(406,381)
General and administrative	918,748	922,611	(3,863)
Total Operating Expenses	1,846,705	2,242,090	(395,385)
Other income (expenses)	522,263	(579,682)	1,101,945
Net Income (Loss)	$(1,369,780)	$(2,821,772)	$1,451,992

The three months ended September 30, 2016 reflects a net loss of $1,369,780, representing a decrease in the loss of $1,451,992 compared to the corresponding three-month period loss of $2,821,772 for the period ended September 30, 2015. The largest components of this decrease are a reduction of research and development expenditures of $406,381 and other income of $1,101,945 recognized during the quarter in 2016, which is comprised of an increase in the change in the fair value of derivative liability and a decrease in interest expense and the amortization of debt discount related to convertible notes that were settled during the quarter ended September 30, 2016.

The general and administrative costs decreased from the three months ended September 30, 2015 to the three months ended September 30, 2016 by $3,863.

In addition, research and development expenses in the three months ended September 30, 2015 were greater than the three months ended September 30, 2016 by $406,381. This decrease is accounted for by a reduction in research and development expenses as the Company shifts focus to the deployment of network extenders and routers throughout India as compared to the corresponding period in the previous year. The additional decrease in R&D expenses is comprised of a reduction of engineering consulting (inside engineering consulting) during the quarter from $458,871 in 2015 to $173,568 in the three months ended September 30, 2016 a decrease of $285,303. Further, supplies expense decreased from 2015 to 2016 to make up the difference.

The Company’s net loss during the three-month period ended September 30, 2016 was $1,369,780 or $0.01 per share compared to a loss of $2,821,772 or $0.01 per share during the three months ended September 30, 2015. The weighted average number of shares outstanding was 378,548,235 for the three-month period ended September 30, 2016, compared to 240,991,021 shares for the three-month period ended September 30, 2015.

Nine-month period ended September 30, 2016 compared to nine-month period ended September 30, 2015.

	9 Months ended September 30, 2016	9 Months ended September 30, 2015	Difference
Sales	$56,071	$—	$56,071
Cost of Sales	(284,073)	—	(284,073)
Gross Profit	(228,002)	—	(228,002)
Amortization and depreciation	$413,602	$429,743	$(16,141)
Sales and marketing expenses	875,737	897,722	(21,985)
Research & development	2,096,025	2,418,319	(322,294)
General and administrative	2,895,184	2,277,400	617,784
Total Operating Expenses	6,280,548	6,023,184	257,364
Other income (expenses)	1,600,314	(2,118,247)	3,718,561
Net Income (Loss)	$(4,908,236)	$(8,141,431)	$3,233,195

The nine months ended September 30, 2016 reflects a net loss of $4,908,236 representing a decrease in the loss of $3,233,195 compared to the corresponding nine-month period loss of $8,141,431 for the period ended September 30, 2015.

The decrease in amortization and depreciation expense is the result of the elimination of a capital lease that included testing equipment that was utilized with the research and development team based in San Diego, CA.

The general and administrative costs increased during the nine months ended September 30, 2015 to the nine months ended September 30, 2016 by $617,784. The largest component of this increase was an increase of stock based compensation from $132,843 in the nine months ended September 30, 2015 to $938,679 in the nine months ended September 30, 2016, an increase of $805,836. The stock based compensation in the nine months ended September 30, 2016 arose from the issuance of warrants to key employees and consultants ratified by the Board of Directors during the second quarter of 2016.

In addition, research and development expenses in the nine months ended September 30, 2015 were greater than the nine months ended September 30, 2016 by $322,294. This decrease in R&D expenses is comprised of a decrease of engineering services (inside engineering consulting) during the nine months ended September 30, 2016 from $1,135,334 in 2015 to $768,018 in 2016 a decrease of $367,316. Further, engineering services (outside engineering consulting) increased from 2015 to 2016 from $805,459 to $987,214, an increase of $181,755.

The Company’s net loss during the nine-month period ended September 30, 2016 was $4,908,236 or $0.01 per share compared to a net loss of $8,141,431 or $0.04 per share during the nine months ended September 30, 2015. The weighted average number of shares outstanding was 340,714,369 for the nine-month period ended September 30, 2016 compared to 222,989,514 for nine-month period ended September 30, 2015.

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

Liquidity and Capital Resources

As at September 30, 2016

As at September 30, 2016, the reporting issuer’s current assets were $837,854 and current liabilities were $10,441,306, which results in a working capital deficit of $9,603,452. The Company’s working capital deficit at December 31, 2015 was $9,166,914. This represents an increase in the Company’s working capital deficit of $436,538 or a 5% increase in the current year. The increase is comprised of two components. The Company has made a significant push during the nine months ended September 30, 2016 in establishing production capability to deliver cellular network extender product, to Cellular Network operators in India. In addition, the Company has developed and marketed a new WIFI product for the diversification of their business to participate in the expansion of broadband throughout India in homes and offices.

As at September 30, 2016, the Company’s total assets were $4,559,887 comprised of intellectual property in the amount of $2,390,170 and goodwill in the amount of $1,140,246. The intellectual property represents the technology, patents and patent applications and trademark registrations and license related to the 5BARz technology by the combined entity.

As at September 30, 2016, the Company’s total liabilities were $10,441,306, comprised of current liabilities of $10,441,306 as described above. The increase in liabilities as at September 30, 2016 from year ended December 31, 2015 is related to an increase in accounts payable of $709,739. This increase is mostly attributable to the Company’s contract engineering and development supplier in India, which has incurred an increase in accounts payable of $501,702 during the nine-month period to September 30, 2016. Further, the derivative liabilities have increased to $3,154,068 on September 30, 2016 from $1,868,439 at December 31, 2015. This increase of $1,285,629 is attributable to the requirement to calculate the valuation of issued options and warrants, and reflect that derivative liability as a potential liability, should the Company be unable to issue shares should holders exercise those derivatives. It is management’s assessment that this is an unlikely possibility. The Company’s notes payable has decreased from $2,883,264 to $1,580,281 at September 30, 2016 reflecting the Companies focused effort to settle these notes as quickly as possible due to the high cost of this debt.

Stockholders’ deficit increased from a balance at December 31, 2015 of $5,129,116 to a balance of $5,881,418 at September 30, 2016. This increase of $752,302 is attributable in the most part to sales of common stock during the nine months ended September 30, 2016 of $3,234,000 being offset by a loss during the period of $4,898,384.

Cash Flows from Operating Activities

For the nine-month period ended September 30, 2016, net cash flows used in operating activities was $3,797,544 consisting primarily of cash used for product development and administrative expenses.

Cash Flows from Investing Activities

For the nine-month period ended September 30, 2016, net cash flows used in investing activities was $87,483 comprised of additional patent expenditures of $6,390 as well as $81,093 of equipment expenditures.

Cash Flows from Financing Activities

The Company has financed operations through the issuance of equity securities. The sale of equity securities of $3,234,000 were issued during the nine months ended September 30, 2016. For the nine-month period ended September 30, 2016, net cash flows provided from financing activities was $3,761,271 compared to $3,160,447 in the corresponding period of the prior year. This difference is the result of an increase in the sales of equity securities of $1,769,531 over the prior year. This increase is offset by debt securities of $2,169,750 issued in the prior year, which have not occurred at all in 2016. The market for the Company’s stock has limited liquidity and thus pricing is relatively volatile.

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

Material Commitments

On January 11, 2011, the Company assumed a material commitment to CelLynx Group, Inc. to make available under the terms of a line of credit agreement $2.2 million dollars, expiring October 5, 2013. On September 30, 2013 the Company agreed to extend the funding of CelLynx Group, Inc. under the terms of an amended Line of Credit Agreement. At the date of the extension of the line of credit agreement, the balance due to 5BARz International, Inc. was $2,503,764. This is a subsidiary Company, and this funding will be paid when proceeds are available. The commitment to fund and debts provided under the line of credit agreement mature in the lesser of one year or when CelLynx earns sufficient royalty income to become self-sustaining. The line of credit agreement matured on September 30, 2014. The balance due to 5BARz International, Inc., by its subsidiary Company, Cellynx Group, Inc., under the line of credit agreement, principle and interest on September 30, 2016 was $3,867,605. This amount is eliminated on consolidation of the subsidiary in the Financial Statements of the combined entity.

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013.  In May 2014 the Company entered into a further commitment to expand the Companies leased facilities in San Diego for a period of 66 months. As a result, at September 30, 2016, the future minimum lease payments for the existing and expanded facilities will be $1,024,313.

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

Long-Lived Assets Subject to Amortization

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment annually or whenever an impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. There were no long-lived assets impairment charges recorded during the nine months ended September 30, 2016 and  December 31, 2015.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of September 30, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to the Company’s investment in CelLynx, on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. It is the Company’s intention to pay these amounts.  As of September 30, 2016, the Company has accrued $263,000 in its financial statements.

On May 13, 2015 the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). The claims also alleges unjust enrichment of $20,000 as well as $50,000 for alleged negligent interference with prospective economic relations. As of March 31, 2016 the Company has accrued $171,159 for a potential liability. The Company and Mr. Bland have filed answers generally denying plaintiff’s claims and asserting affirmative defenses. On June 29, 2016 the parties entered into a settlement agreement which provided for the settlement of the claims for $170,000, payable as to $40,000 upon closing of the agreement, $60,000 on August 15, 2016 and the balance of $70,000 payable on October 7, 2016. On July 14, 2016 the case was dismissed. On August 15, 2016 the payment amount was not made and a judgment in the amount of $130,000 was entered against the Company. As of September 30, 2016 the Company has accrued $130,000 for this judgment. Payment arrangements are being discussed.

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

On March 10, 2016 a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. The Company has reflected a balance at March 31, 2016 due to the lender of $218,177. The Company and defendants have engaged counsel and on April 17, 2016 have filed a motion for dismissal. On July 12, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. Each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.78 instead of a $35,000 cash payment. On September 18, 2016 the Company received a default notice from Group 10, due to the fact that the Company was delinquent in filing its 10-Q.  No further court action has been instituted as a result of that default. On September 30, 2016 the Company reflects a remaining balance due to the lender of $83,000. On November 1, 2016 the Company made an additional payment of $35,000 comprised of 416,666 shares at a price of $0.084 per share.

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

On April 22, 2016 a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, an alleged lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,166.67 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016. On August 11, 2016 the Company entered into a settlement agreement with the plaintiff and issued 750,000 common shares in settlement with restrictive legend on the shares to be released, 250,000 shares each of August, September and October, 2016. On October 31, 2016 the Company released the first of three payments upon meeting SEC clearance requirements. Subsequent releases are pending.

On May 31, 2016 a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $125,000 due to the lender pursuant to the terms of the convertible note agreement at September 30, 2016.

On July 6, 2016 a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note. The Company and the lender had entered into a settlement agreement for payments over a period of six months in the aggregate amount of $177,427 on March 2, 2016. The complaint alleges breach of contract, promissory estoppel as to note, and tortious interference with Contract. The Company has filed an answer to the complaint. The Company has accrued an amount of $200,186 due to the lender pursuant to the terms of the convertible note agreement at September 30, 2016.

On August 4, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Union Capital LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 4,299,689 shares pursuant to a notice of conversion, and seeks an order for specific performance, breach of contract, damages and attorney fees. As of September 30, 2016 the Company had accrued $368,975 for this settlement. On October 5, 2016 the Company issued 4,299,689 shares in full settlement of the note. On November 5, 2016 the parties entered into a settlement agreement providing mutual releases. The settlement agreement provides for an additional $25,000 payment to be made by November 22, 2016.

On August 5, 2016 a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Adar Bays LLC, a lender by way of convertible note. The complaint alleges that the Company failed to deliver 184,775 shares pursuant to a notice of conversion, and seeks an order for injunctive relief, damages and attorney fees. The Company has provided an answer to the allegations. The Company has accrued an amount of $98,518 due to Adar Bays LLC at September 30, 2016. On October 27, 2016 the Company and plaintiff negotiated a settlement agreement for payment of $83,733 in cash or shares over four months as well as a payment of 184,775 shares issued upon signing of the agreement.

On September 19, 2016 a complaint was filed in the Superior Court of the State of California, for the County of San Diego against 5BARz International, Inc. by Richard Rajabi claiming $163,637 for breach of contract. The Company has filed an answer and counter claim in this matter.

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

Ability to continue as a going concern

The Company has incurred net losses of $4,908,237 and $8,141,431 for the nine months ended September 30, 2016 and 2015. The Company has earned no revenues to date.  Consequently the Company’s future is dependent upon their ability to obtain financing and to execute upon their business plan and to create future profitable operations for the business.  These factors raise substantial doubt that the Company will be able to continue as a going concern. In the event that the Company cannot raise further debt or equity capital, or achieve profitable operations, the Company may have to liquidate their business interests and investors may lose their investment.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016 and for the period to November 10, 2016, the Company has issued common stock as follows:

During the period January 1, 2016 to September 23, 2016 the Company issued 64,580,000 units at a price of $0.05 per unit for proceeds of $3,229,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

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

On August 26, 2016, the Company issued 500,000 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $25,000.  See note 7(b).

On September 6, 2016, the Company issued 751,333 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $37,567. See note 7(p).

On September 20, 2016, the Company issued 535,500 shares at a price of $0.08 per share in settlement of contingent liabilities valued at $42,840.

During the period between September 20, 2016 to September 23, 2016 the Company issued 12,441,668 shares at a price of $0.05 per share pursuant to the notices of exercise of warrants for aggregate proceeds of $622,083.

On September 27, 2016, the company issued 83,333 units at a price of $0.06 per unit for proceeds of $5,000. Each unit is comprised of one share and one-quarter share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On September 27, 2016 the Company issued 347,808 shares at a price of $0.05 per share on conversion of a convertible note payable with a total value of $17,390. See note 7(p).

On October 5, 2016, the Company issued 1,666,667 units at a price of $0.06 per unit for proceeds of $100,000. Each unit is comprised of one share and one-quarter share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

On October 11, 2016, the Company issued 4,299,689 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $343,975. After this settlement the balance of principal and interest due under this convertible note at October 13, 2016 was nil.

On October 14, 2016, the Company issued 116,447 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $5,822. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was nil.

On October 20, 2016, the Company returned to treasury 1,000,000 issued shares at a price of $0.12 per share for services paid in cash with a total value of $120,000.

On October 31, 2016, the Company issued 315,836 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $22,108. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was nil.

On November 1, 2016, the Company issued 416,446 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $48,000.

On November 1, 2016, the Company issued 389,910 shares at a price of $0.077 per share for the settlement of convertible notes payable with a total value of $30,023. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $158,476.

On November 3, 2016, the Company issued 300,114 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $21,008. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $84,033.

On November 3, 2016, the Company issued 360,886 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $25,262. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $51,694.

On November 3, 2016, the Company issued 184,775 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $14,782. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $83,733.

On November 8, 2016, the Company issued 2,000,000 shares at a price of $0.06872 per share for services with a total value of $137,440.

On November 8, 2016, the Company issued 405,259 shares at a price of $0.068 per share for the settlement of convertible notes payable with a total value of $27,355. After this settlement, the balance of principal and interest due under this convertible note at November 11, 2016 was $82,064.

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

5BARz International Inc.
(Registrant)

Date: November 30, 2016	By:	/s/ Daniel Bland
Daniel Bland
Chief Executive Officer

	By:	/s/ Gil Amelio
Gil Amelio
Chairman of the Board of Directors