Form 10-K
period 2017-12-31
5BARz International, Inc.
filed 2019-02-26
CIK 1454124

`

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53778

5BARz International Inc.

 (Name of small business issuer in its charter)

Nevada	26-4343002
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

78 SW 7th Street, Suite 09-149 Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

877-723-7255

 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ]  No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [X]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [   ]    Accelerated Filer [   ]   Non-Accelerated Filer [   ]    Smaller Reporting Company [X]

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ]  No [X]

The aggregate market value of the registrant’s Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of the registrants most recently completed second fiscal quarter, was approximately $16,578,396 based upon the price of $0.041 per share of common stock at June 30, 2017 as reported on Yahoo Finance – Other OTC Markets. Shares of Common Stock known by the registrant to be beneficially owned as of June 30, 2017 by the registrant’s directors and the registrants executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation.

Number of shares of the registrant’s common stock issued and outstanding as of February 14, 2019 was 558,676,248.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTES

This report on Form 10-K constitutes a comprehensive filing covering information that would have been reported not only in the Form 10-K for fiscal year ended December 31, 2017, and fiscal year ended December 31, 2016, but also in Form 10-Q for the fiscal quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. We have been delinquent in the filing of all such reports. It is noted that the filing of this report will not result in us becoming immediately “current” in our reporting requirements under the Securities Exchange Act of 1934, due to the fact that the Company has not timely filed all material Required to be filed under Section 13 or 15(d) of the Exchange Act for a period generally held to be over the last 12 months. Consequently the Company may be precluded from the use of certain form and rule eligibility standards which require timely filing over a prior 12 month period.

5BARz International Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.  Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future.  All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Risk Factors" beginning on page 29, "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 43, and elsewhere in this Annual Report. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we," "us," "our," "5BARz" and the "Company" mean 5BARz International Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2017 and 2016. Because of the nature of a relatively new and growing company, the reported results will not necessarily reflect the operating results that will be achieved in the future.

PART I

Item 1. Business

General

5BARz International Inc. (“5BARz” or the “Company”) is a technology Company that designs, manufactures and sells a line of cellular network infrastructure devices, referred to as “Network Extenders”, for use in the home & office. In addition, the Company has developed a state of the art WIFI Router and IOT Hub, referred to as the “ROVR”. The products incorporate multiple patented technologies to create highly engineered next generation intelligent connectivity devices.

In conjunction with the hardware developed, the Company is engaged in an opportunity, working with some of the largest cellular network operators in the world, in India, to integrate these products into their base of subscribers.

The Network Extender strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. The 5BARz® solution represents a very significant improvement for cellular network carriers in providing a clear, reliable, high quality signal for their subscribers with a growing need for high quality connectivity. The Company’s products are engineered to incorporate a great number of features more fully addressed herein. Our products are designed to significantly improve the operation of cellular networks in the vicinity of the user, reducing the frustration experienced by cellular users globally.

The Company is in the process of developing the global commercialization of the cellular network extenders through cellular network operators, with each sector of integration to be managed in geographic areas. The initial business focus is currently in India, with formative steps taken in Latin America, the U.S. and Western European market sectors.

More recently, in expanding the Company’s participation with Cellular Network operators in India, the Company has developed a product which is a key element in the expansion of broadband to the home in India. The Company has developed a next generation WiFi broadband router and smart home hub, the “ROVR” equipped with the 5BARz® Smart Experience connectivity software and applications, which enable homes to customize their internet experience completely. The 5BARz ROVR is an enhanced Wifi router developed by the Company in response to demand in India, resulting from that Country’s rapid expansion of broadband to the home. 5BARz activities in this market are being developed in a staged development cycle which integrate data analytics making it possible to provide to consumers goods and service offerings that are relevant, timely and targeted, in a manner which has never before been possible.

The development program is comprised of an inter-related set of developments as follows:

The first is a “deployment and customer development” program which includes an agreement for the deployment of 5 million units of 5BARz product, over 5 years, to subscribers of one of the largest cellular network operators in India, and their subsidiary, a national broadband Company as a part of a bundled package of services. Those products remain the property of 5BARz, which are deployed to broadband customers based upon a rolling 3 month rolling forecast. Stage one, involves the integration of these products into households across India and enhancing the broadband experience of those users.

The second development program currently underway is the development of a robust, “data collection and analytics” platform by the Company which is capable of producing, through the Company’s deep learning platform, data analytics and insights which reflect a comprehensive customer profile based upon a rich array of data points from which data is obtained and analyzed. The connected household provides a comprehensive profile through browser insights, multiple smart devices and IoT insights.

The third program, now in formative stages is the development of a commercialization strategy of data insights representing a multi-tiered and revolutionary strategy within the data analytics world. A foundational aspect of this strategy is at the very outset, those that participate in the 5BARz opportunity will receive a BARzCoin wallet and initial crypto currency, implemented as a utility token. The data provider gets paid. The strategy as more fully described herein will transition from data sales to the digital advertising world, to the establishment of hyper-local marketplaces where transactions for goods and services will be transacted utilizing BARzCoin, leveraging a 5BARz Block-chain implementation strategy.

Business – Company History

The Company was incorporated in Nevada on November 17, 2008 and the Company has headquarters in Reno, Nevada, finance and administrative offices in Miami, Florida and business operations in Bangalore, India. Our web site is www.5BARz.com and through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably possible after they are electronically filed with the Securities and Exchange Commission (SEC): our Annual Report on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13 (a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our web site is not necessarily incorporated into this report.

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

On March 27, 2012, 5BARz acquired a 60% controlling interest in CelLynx Group Inc. and it’s consolidated subsidiary CelLynx Inc. Those acquired Companies were the original developer of the core technology underlying the 5BARz Cellular Network Extender business.

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

On January 12, 2015, 5BARz India Private Limited was incorporated in India, a 100% subsidiary of 5BARz International, Inc. The company is based in the City of Bangalore. In 2015 the Company commenced field trials with leading cellular network operators in the region for deployment of its Network Extenders. During 2016 and 2017 the Company has sold cellular network extenders to Vodafone and Airtel pursuant to the growing relationship with these leading cellular network operators in India. In addition, the Company developed a WiFi prototype called the ROVR, and on August 25, 2016 the company entered into a Strategic Alliance Agreement with a leading Internet Service Provider to supply 5 million routers over the next 5 years. The company launched its feature rich smart wi-fi router Rovr Diamond in November, 2016. 5Barz India launched a Rovr Ruby as a low cost router in September 2017. The Company completed and delivered the first lot of 1000 Ruby’s in 2017/2018, which was well received and repeat supplies of 2000 Ruby Rovr’s were made in October/November 2018.

-	On March 7, 2016, the Company incorporated a wholly owned subsidiary 5BARz Technology Holdings, Inc. (100%) in the State of Nevada. That Company is the intended holder of the Company’s intellectual property in North America.
-
-	On May 26, 2016, the Company incorporated a wholly owned subsidiary, 5BARz Pte. Ltd. (100%) in Singapore. It is the intention of the Company to transfer the ownership of the subsidiary in India to that entity.
-
-	On January 18, 2017, the Company incorporated 5BARz Global Technology Inc. in the Cayman Islands. It is the intention of the Company to utilize this subsidiary as the holder of the Company’s growing intellectual property rights for regions of the world outside of North America.
-

At December 31, 2017, the Company had 56 people working with the Company of which forty-nine (49) are full time employees and seven (7) are consultants working with the Company in the US, India, and Singapore. That number has been decreased to 25 at the date of this report and is expected to increase back to 56 people with in current fiscal year.

Business – Milestones in the reporting periods

✓	Jan 2015 – 5BARz engages David Habiger, an industry veteran and Senior Advisor at Silver Lake Partners and Venture Partner at Pritzker Group Venture Capital, as a member of its Advisory Board.

✓	Jan 2015 – 5BARz incorporates subsidiary Company in Mexico, completes approvals on Road Warrior devices and imports limited inventory of product for resale.

✓	Jan 2015 – 5BARz establishes Subsidiary Company in India, and commences field trials on custom designed prototype products. The Company also commences collaboration arrangements with Tier 1 cellular operators.

✓	Mar 2015 - 5BARz India hires a Top Telecom Executive and engineer Mr. Samartha Raghava Nagabhushanam to serve as Managing Director and CEO of 5BARz India Private Limited.

✓	May 2015 – 5BARz launches Network Extenders (NE) in the Indian Market with a product launch in Bangalore, India

✓	Sep 2015 – 5BARz receives initial purchase orders for product deliveries into Delhi and Mumbai India, from a Global Tier 1 Cellular Network operator.

✓	Oct 2015 - 5BARz ships products into India pursuant to purchase orders referred to above. Initial testing results reflect data rate improvements up to 100%, elimination of dropped calls and a significant elimination of buffering for audio/video reception.

✓	Oct 2015 – 5BARz India expands its executive team with several new industry veterans joining the Company, including the former Head of Marketing across emerging markets for Vodafone consumer products, and a former executive with the consumer products business units of Samsung and LG Electronics.

✓	Nov 2015 - 5BARz India begins Technical testing of the Network Extenders with Airtel, a Global Tier 1 Cellular Network operator and India’s largest operator.

✓	Dec 2015 - 5BARz India receives repeat purchase orders from Vodafone for Network Extenders.

✓	Feb 2016 - 5BARz India Commences commercial manufacturing of Network Extender devices in India

✓	Mar 2016 - Dr. Gil Amelio joins 5BARz India Advisory Board as Chairman

✓	Mar 2016 - 5Barz India receives commercial POs from Airtel for Network Extenders

✓	Mar 2016 – 5BARz expands capital raising and market developments in India with investments of $1,110,000 during the month and the completion of the approval process with a new Tier 1 Cellular network operator in India. As a result, the Company is an approved vendor to cellular network operators that represent 42% of the cell phone subscriber market in India.

✓	Jun 2016 - 5Barz India Contracts Nishith Desai Associates to draft legal framework on user data

✓	Aug 2016 - 5Barz India Signs Landmark Deal with a leading broadband service provider to Deploy 5 Million Smart Wi-Fi Routers in India.

✓	Sep 2016 - 5Barz India receives positive reviews on NE on product performance from the users

✓	Nov 2016 - 5Barz India reveals first look and feature set of the State-Of-The-Art ‘ROVR: Diamond’ Smart Wi-Fi Router.

✓	Nov 2016 - 5Barz India Debuts among 10 most disruptive mobile start-ups in the space in Mobile Sparks 2016.

✓	Dec 2016 - 5BARz India completed Product engineering of ROVR Diamond & received Acceptance from a leading broadband operator.

✓	Feb 2017 - 5BARz India starts Shipping 300 units of ROVR Diamond to a leading broadband operator.

✓	Quarter 1 2017 - 5Barz India receives repeat orders on Network Extenders from Mumbai and Delhi, and from the states of Rajasthan, Gujarat and Maharashtra

✓	Quarter 2 2017 - Total NE installations in all the states crosses over 450

✓	Quarter 2 2017 - Airtel and Vodafone requests supply of dual band NEs apart from the single band 2100 MHz NEs

✓	Apr 2017 - 5Barz India ROVR Diamond product attracts interest with Airtel

✓	May 2017 - 5Barz India ACT buys ROVR: Diamonds routers (sample order)

✓	July 2017 - 5Barz India Network Extender Remote device management integration work starts with Vodafone & Airtel

✓	Aug 2017 - 5Barz India customers give a “good” rating on the Voice of Customer Survey for ROVR: Diamond

✓	Sep 2017 - 5Barz India 5BARz brings out its low-cost variant of ROVR: ROVR Ruby, along with its ROVR: Diamond

✓	Dec 2017 - 5BARz India completed Product engineering of ROVR Ruby & received Acceptance from a leading broadband operator.

✓	Jan 2018 – 5BARz India supplies 1000 units of ROVR Ruby to leading broadband operator, 5Barz India ROVR Ruby is well accepted by customer and more Ruby deliveries are requested

✓	Apr 2018 - 5Barz India Complete Remote management system on Network Extender is tested and finalized

✓	Sep 2018 - 5Barz India orders an additional 2000 units of ROVR Ruby units for delivery.

✓	Sep 2018 - 5Barz India commences First commercial production of Network Extender with Remote Management System

✓	Oct 2018 - 5Barz India manufacturing of NE with remote management started with manufacturing partner Kaynes

✓	Nov 2018 - 5Barz India orders 2000 more ROVR Ruby units delivered to a leading broadband operator and deployment started in over 10 cities

✓	Dec 2018 – 5Barz India sample NE units with remote management manufactured and testing started. BoM on plastics and metal optimized through hard tooling

✓	Jan 2019 – 5Barz India testing of NE with remote management completed.

The Market Opportunity

5BARz International, Inc. is uniquely positioned in one of the most exciting growth markets in the world, India. The Company has developed leading edge products which enhance cellular connectivity, and WiFi equipment which provides for internet connection with wireless backup for your home. The Company is working with some of the largest cellular network operators in India as this massive market is set for unprecedented growth. The Internet and Mobile Association of India (IAMAI) and KPMG released a study which estimated that there will be a total of 500 million internet users (out of a total population of 1.3 billion) in June 2018. The table below shows the actual growth rates according to data released by the International Telecommunications Union, The World Bank and United Nations Population Division. The statistics below reflect 481 million users on the internet in 2017 in India, with an increase of internet users during the year of 108 million.

Year	Internet users	Penetration (% of Pop)	Total Population	Non-Users (Internetless)	1Y User Change	1Y User Change	Population Change
2015	354,114,747	27%	1,311,050,527	956,935,780	51.9%	120,962,270	1.22%
2016	462,124,989	34.8%	1,326,801,576	864,676,587	30.5%	108,010,242	1.2%
2017	481,000,000	35.5%	1,353,014,094	872,014,094	4.1%	18,875,011	1.9%

During 2018, Google reports that India is adding 10 million active internet users per month, and nine out of ten new internet users are exploring the online content only in their native language.

Of this internet landscape 38% are connected on wireless connections, which is a primary driver of this growth. Further the growth of 3G over the past 4 years has seen a CAGR of 61.3%. The 5BARz products serve to facilitate seamless connectivity for these cellular devices which is a key growth driver.

With the India market expanding over 100 million users a year, the Company has established two key points of participation. First through the cellular network extender, the Company offers faster data, more consistent connection and better quality of service distributed through some of the largest cellular network operators in the country. The fact that these cellular network operators are now a key force in the expansion of broadband to the home, the Company has the opportunity to participate in that sector of growth through the introduction of the 5BARz WiFi ROVR IoT Hub. This product has received initial commitment for a 5,000,000 unit deployment over the next five (5) years from a leading cellular network operator and its subsidiary broadband Company.

5BARz Product Development

The 5BARz Cellular Network Extender was unveiled at the Mobile World Congress in Barcelona, Spain, in March 2014. Since that time the product has undergone significant product field testing in international locations and improvements during the year, resulting in a product which is now in the early stages of deployment in India.

This product supports 2G & 3G technologies for cellular devices and has been designed in configurations which operate on either a single frequency or multiple frequencies. The technology has successfully integrated both send and receive antennae into the single device and hosts an abundance of features which have never before been integrated into a single portable cellular device.

The Company’s initial product, the Road Warrior, won the prestigious 2010 innovation of the year award at CES (the largest consumer electronics show in the world) for achievements in product design and engineering. The Road Warrior, has passed FCC Certification, and has been produced in limited quantities to date by a contract manufacturer in the Philippines. Production of that product has been limited and 5BARz current technological developments have eclipsed the original Road Warriors produced.

Management at 5BARz is confident that this new cellular device will alleviate much of the frustration experienced by users globally associated with weak or compromised cellular signal. This technology facilitates cellular usage in areas where structures, create “cellular shadows” or weak spots within metropolitan areas, and highly congested areas, and also serves to amplify cellular signal as users move away from cellular towers in urban areas.  The market potential of the technology is far reaching.

The market opportunity for the 5BARz™ technology represents nearly 7 billion cell phone connections worldwide serviced by 900 cellular network operators. These cellular network operators represent the Company’s primary point of entry to the Global marketplace.

The 5BARz business opportunity to bring this state of the art technology to market represents a significant step forward in the deployment of micro-cell technology in the industry.

The 5BARz WiFi “ROVR” was developed during 2016 working in conjunction with one of India’s largest cellular network operators and their broadband subsidiary, under the terms of a strategic alliance agreement between the parties. The Company has commenced initial limited delivery of product in the first quarter of 2017 and has established a 5BARz Smart Experience Roadmap for the development and delivery of software applications and hardware to further expand the 5BARz Smart Experience and Internet of Things (IoT) applications in the coming year.

The Market Opportunity

The 5BARz Cellular Network Extender

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

The Market Opportunity

The 5BARz Cellular Network Extender -continued

•	Forty percent of all mobile phone users report inadequate service in their homes or office and we estimate that 60% of the 7.3 billion mobile phone users worldwide consider continuous connectivity to be very important.

Consumer demand for quality in the cell phone user experience is becoming an increasingly important factor. The 5BARz™ technology meets this need. 5BARz is currently developing relationships with Cellular network operators internationally to integrate the 5BARz™ product into cellular networks globally

The 5BARz Wi-Fi Broadband ROVR – Market Opportunity

Current projections (Point Topic 2017 report) estimate 940 million broadband subscriptions worldwide by the end of 2018, reaching the one billion mark by the end of the decade. More interesting for 5BARz Wi-Fi Broadband program is operating in the most dramatic growth opportunities of regional areas around the globe as provided below:

The report points to two drivers of broadband growth. First, emerging countries will be seeing higher rates of broadband growth (India and Southeast Asia), and second, those with more youthful populations (India and Africa are the frontrunners) will experience subsequent growth.

5BARz International, Inc. commenced business as a technology Company developing highly sophisticated equipment for the improvement of cellular signal to improve user’s connectivity. That technology development has more recently evolved into products that address both cellular and Wi-Fi signal. The Company is now developing operating facilities in some of the most dynamic areas of growth in the world to deploy their rapidly developing suite of products.

Cellular Network Extender – Technical analysis

Why Poor Signals Exist

A variety of factors may cause dropped calls and dead zones, including congestion, radio signal interference, tower hand-off, and lack of coverage. Despite continued infrastructure investment by operators, and antenna technology improvements by base station providers and mobile phone makers, these problems will continue for the foreseeable future. This is because many of the contributing factors can't be controlled by the operators and manufacturers. In order to understand how innovative 5BARz™ products are in improving phone signals, it's first important to understand the causes of poor signal quality.

Congestion

In 1999, sales of mobile phones surpassed combined sales of personal computers and automobiles. By 2010, mobile phones had replaced land-line phones in 30% of U.S. households. Smart phones, led by iPhones and Android phones, have become indispensable personal assistants. Laptop computer sales outnumber desktop computer sales, and most laptops are equipped with cellular data chipsets or USB modems. Apple's iPad has sparked the connected tablet market too. Vending machines, automobiles, mobile sensors, and many other devices include "machine to machine" cellular data modules. As a result, the number of cellular voice and data devices will soon exceed the number of people on Earth.

If sheer numbers weren't enough, new uses for mobile devices are causing even faster growth in bandwidth usage. Obvious uses include video entertainment, videoconferencing, downloaded and streaming music, MMS, email, and application downloads. Facebook, Twitter, Foursquare, and many other social networking applications put further load on operator networks. Also, surprising sources of traffic have emerged, such as deliberate " missed calls ". A missed call is when one subscriber calls another, but hangs up before the receiving party answers. Since operators don't charge for these uncompleted calls, subscribers are using missed calls as a free way to communicate. In India, orders for milk are made this way. In Syria, five missed calls in a row signals the recipient to "go online" to the Internet and chat. In Bangladesh, it's estimated that up to 70% of traffic at peak times is due to missed calls. This practice isn't limited to countries with low per-capita income, and yet it places a high load on operator networks.

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

To help, operators work with phone and base station manufacturers to improve antenna performance. They invest in new base stations in growth areas. They invest in technologies that enable more connections per base station. Operators have even provided refunds for dropped calls. However, many factors causing poor signal quality can't be controlled by operators. Therefore, products have emerged to help, provided by operators or companies who sell to either operators or subscribers.

Femtocells

Operators can provide femtocells to subscribers with poor signal quality at home. Usually the subscriber pays for hardware, installation, or a monthly fee. Femtocells are carrier grade and are like small base stations that communicate with operators by using the home Internet connection as a "backhaul". In addition to backhaul the incoming call is routed thru the internet as well, which leads to the degradation of a call when trying to access the internet as well as engaging in a call. Lastly, femtocells only work with phones from one operator, so families with phones from multiple operators may have to request multiple femtocells.

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

A New Class of Solution

5BARz has evaluated the causes of poor signal quality, the needs of both operators and subscribers, and the solutions in the market. Femtocells, repeaters, and boosters either don't solve all parts of the problem or aren't optimal due to cost or other drawbacks. Using expertise starting with a team of engineers who designed sophisticated base station amplifiers for operators, 5BARz has developed a new class of carrier-grade technology. That engineering team grew to a multi-national team of engineers working on project specific challenges integrated into the 5BARz™ products. The result is a highly engineered hybrid of repeaters and boosters, intended for use in automotive applications, home, and office. 5BARz has tested these products in the lab, in the real world, and with operators. These products advance the state of the art to provide the following advantages:

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

Balanced Amplification

This feature plays a key role in ensuring that the product does not interfere with the macro network, and is a feature covered by the Company’s patented technology. Received and sent signals need automatic balance management in order for both directions of a communication channel to be improved. 5BARz™ products are not only smart about adapting amplification levels, but also about balancing amplification for incoming signals from the base station and return signals from the mobile phone. This attribute is critical in that it ensures that the operation of the unit automatically avoids interference with the Macro Network. This automated process is a part of the 5BARz™ patented technology.

Signal Stability

5BARz has done extensive design, testing, and re-design to avoid a number of problems experienced by the antenna design of alternatives. For example, booster products can experience oscillations when people, animals, or vehicles move nearby. These oscillations can weaken the booster effect or cause interference with other wireless devices. Many booster products are similar to 5BARz™' products, putting antennas close together in the same product package, but don't optimize radio wave interactions between those antennas. This weakens the boosters' effectiveness and is one reason why other manufacturers compensate by using too much wattage, in turn wasting power and increasing the probability of interfering with other radio frequency devices and the network.

Integrated Antennae

The Company has developed and patented technology which facilitates the integration of both the receive and transmit antenna into the single device, without creating a feedback loop. This represents a very significant technological advance permitting the unit to be a self- contained plug and play consumer electronic.

Broadband / Narrow band support

The Company’s products can provide amplification for bands from 5 to 60 Mhz.

Smart signal processing

The Company’s product is also capable of “interference & echo” cancellation, in addition to automatic noise suppression. As a result, the signal that reached your cell phone is both better quality and a stronger signal.

Self-regulating intelligent power management

The unit is designed to sense cellular signal strength and will automatically adjust amplification to optimum levels.

Remote Management of Cellular Network Extender

The Company has integrated into the cellular network extender, management and communications equipment and software to provide to the cellular operator the ability to monitor and control all of the cellular network extenders operating on their network. The cellular network operator is provided with a dashboard to monitor the functioning of the units, to turn down or off amplification, if necessary, and to remotely detect the functional performance of the unit to facilitate remote customer support.

Enhanced cell phone user experience

The 5BARz unit covers an area of some 4,000 square feet, providing a much increased voice experience and increased data throughput. In addition, the cell phone handset can experience power savings up to 80%.

Additional features

•	May be factory tuned to specific channel or frequency
•	Multi band 2G/3G support with 4G LTE coming soon
•	No back-haul (internet access) required
•	No latency
•	Small footprint

Intellectual property

Title	Patent Application	Patent Issued
Cell Phone Signal Booster	11/625331 – US	8005513
Dual Cancellation Loop Wireless Repeater	12/106468 – US
Wireless repeater	13/214983 – US
Wireless Repeater Management Systems	12/328076 – US
5BARz™ Trademark	78/866260	3819815
Multi-Band Wireless Repeater – BR	PI0919140-2
Multi-Band Wireless Repeater – CA	2739184
Multi-Band Wireless Repeater – CN	200980146487.1
Multi-Band Wireless Repeater – EU	09815384.4
Multi-Band Wireless Repeater – IN	2288/DELNP/2011
Multi-Band Wireless Repeater – KR	(PCT) 10-2011-7009297
Multi-Band Wireless Repeater – MX	MX/a/2011/002908	301028
Multi-Band Wireless Repeater – US	12/235313	8027636
Remote Management of Network Extenders	62/315831
High Gain Wireless Repeaters	62/315812
Self-Organizing Network Extenders	62/315847

Comparative Analysis

	5BARz	Femtocell	Traditional Repeaters
Options for Consumer	• Plug and play solutions that significantly improves wireless service	• Carrier-specific box that connects to the internet through the broadband service at the home and acts like a short-range network tower site. Limited number of users and limited to registered users.	• Bi-directional amplifier and external antennas Installation of antennas required with minimum spacing of 35 feet or more between the antennas.
Easy to Understand	• Simply place the unit where there is some or marginal wireless service, turn on the unit and the voice and data wireless service is improved for everyone	• Connect the unit to your broadband service where your router is located and the voice only wireless service should be improved throughout the home. At times, it degrades the other services since the same internet connection is used for data services (e.g. Netflix, voice, web browsing, video streaming). Connection to internet is complex.

•   Need to determine what the two pieces of equipment, cables, and multiple power cords are for

•   Complex manual … Determine the ideal location for both antennas, outdoor network antenna and indoor coverage antenna, then determine ideal location for the bi-directional amplifier for proper cable routing to the antennas.

Cost	• One-time equipment charge only$299 5BARz Road Warrior	• Equipment charge $250 for each carrier, 2 carrier house or SOHO equals $500 equipment charge Equipment won’t work if you change carriers Possible monthly fee Requires use of broadband service.	• Equipment charge starting at $350 for dual band Professional. Installation starting at $200. Higher performance antennas starting at $100.
Setup	• Plug ‘n play No adjustments One part works for all carriers	• Carrier-specific set up May require ISP support Currently Voice Only.	• Go on roof to measure signal level; outdoor network antenna placement based on testing for 2 bars or more signal strength Antennas need to be spaced 35 feet or more apart.
Reliability

•   Designed by engineers and brought to production by managers trained in the Six Sigma quality process Self-contained, fewest cables/connector and only one simple power connection.

•   Built in Oscillation suppression circuitry

		• Broadband vulnerable: Degraded broadband throughput Power outage Depends on carrier down/power down on carrier, command Intermittent handoffs with macro network.	• External antennas less reliable Connectors Outdoor mounting Oscillation prone.
Installation	• None; Plug ‘n play	• Needs to be collocated with broadband service GPS antenna. May need to be installed near a window with a cable going to the femtocell.	• Professional installation recommended.

Products and Markets

To date the Company has two cellular network extender products to market incorporating the 5BARz™ patented technology as follows;

5BARz Network Extender	5BARz Network Extender with RMS

Specifications:
System Gain: up to 80 dB
Physical dimensions: 9.3" x 10.2" x 3.7"mm
Weight: 740 Grams
Number of simultaneous users: 10
Frequency bands supported: 2100
Modes: 3G/2G (Next version will support 4G) and 1800
Power consumption: 5W
EIRP (uplink): up to 30 dBm
EIRP (downlink): Upto 17 dBm
Flatness: +- 1dB
Noise figure: < 5 dB
Operating Temperature: 0 to 55°C External supply: 100 – 240 VAC
Commercial Grade Hardware
Complies with new FCC requirements for BBA sold in
the USA after March 2014

Specifications:
System Gain: up to 80 dB
Physical dimensions: 9.3" x 10.2" x 3.7"mm
Weight: 740 Grams
Number of simultaneous users: 10
Frequency bands supported: 2100
Modes: 3G/2G (Next version will support 4G) and 1800
Power consumption: 5W
EIRP (uplink): up to 30 dBm
EIRP (downlink): Upto 17 dBm
Flatness: +- 1dB
Noise figure: < 5 dB
Operating Temperature: 0 to 55°C External supply: 100 – 240 VAC
Commercial Grade Hardware
Remote Management System
Capability to remotely turn on and turn off the device
Operator will know the location of the device
Operator will know the system functional parameters of device

Capability of remote provisioning and configuration

Capability of remote Firmware updates

Markets and Marketing strategy

Cellular Network Extender Market

The Company’s primary entry point to markets for the Cellular Network Extender is through collaborative arrangements with Cellular Network operators. The following graphic paints a picture of the very significant strategic decision for 5BARz to concentrate our growth at the current time in India. Not only is the current subscriber base a leading factor in the global industry, but the growth rates for the next 5 years of 310 million new subscribers is the leading rate globally.

By 2017, it became abundantly clear that developing regions drive growth in the cellular industry. According to the GSM Association, ten countries will account for 72% of the growth in new mobile subscribers worldwide. The number of smartphone connections globally will increase by 2.6 billion by 2020, and again around 90% of that growth will come from developing regions. China is already the largest smartphone market, but India will be the real growth driver; it is set to add almost half a billion new connections over the next five years.

Market Penetration and technology mix

Equally important for the market penetration of the 5BARz Cellular network extender is the Technology Mix in our current primary market of India. Note that in the Asia Pacific region, in 2016, 26% of the market operates on 3G technology. The Cellular Network extenders developed initially for that market in India are 3G, single band 2100 cellular network extenders targeting a market of 182 million subscribers. The Company is now adding a 3G dual band 2100 and 900 for the market in India. The expansion of those products into the balance of Asia pacific region will increase that target a market by 275 million 3G users.

The Company has done some preliminary work in the past in Latin America. With the introduction of the 3G dual band

Cellular network extender we will re-enter that market. You will note that the 3G market is relatively stable at 45% of the market of the 650 Million subscriber market, making that a target market for our 3G products of 292 million subscribers.

The introduction of the Company’s 4G LTE products in process will focus on the primary area of growth for the market in India, in the coming years, as well as facilitate the introduction of the Company’s products into the North American marketplace.

Marketing Developments in India

Following the introduction of a number of prototype units for use in India in December 2014, we commenced work locally through a variety of channels. The Company’s consulting engineering team put the cellular network extender units through a series of field trials in the region, and calibrated the units for optimal performance in the region. Equally important was the joint work that commenced with the R&D department of a Tier 1 cellular network operator in India. By the end of this process, we reached the conclusion that the Indian market had substantial need for our technology and products. The Company’s objective therefore was to manufacture and distribute the 5BARz products, working in conjunction with cellular network operators in India.

Since that early engagement in December 2014, our involvement in the Indian market has expanded further. Following successful field testing, two of the largest cellular network operators in India approved us as vendors. The commencement of the first shipment of units took place in August 2015 to a Tier One Cellular Network Operator. We have since received follow on purchase orders from that entity as well as purchase orders from a second tier 1 cellular network operator in the region.

During 2016, the Company completed a development project on its units which provided for remote management of each cellular network device deployed. That is to say, cellular network operators were provided with a dashboard through which they could monitor the operation of, and control units deployed. The units amplification can be turned up, down or off, so that the cellular network operator maintains control over the operations of their equipment on their network.

We anticipate that our commercial activities in India will grow and expand in various areas with additional cellular network providers adopting us as approved vendors.

In working with Tier one cellular network operators in India, the Company received the opportunity to develop and commence deployment of the Wi-Fi Broadband ROVR, which was completed in late 2016.

The distribution of the wireless market in India between cellular Network operators is as follows:

Total Subscribers 1,149 million.

Note: Vodafone and Idea under merger

Source: Telecom Regulatory Authority of India – June 2018

Market Developments in India

On the global stage, India experienced continued growth in new mobile-phone connections with 38.89 million net additions in 2017, according to the Telecom Regulatory Authority of India (TRAI), the official Indian regulatory body. According to TRAI, the wireless subscriber base amounted to 1.191 billion at the end of 2017, representing an increase of 38.89 million subscribers over 2016, when total wireless subscribers amounted to 1.152 billion.

The following factors are considered to be particularly relevant with respect to the need for the 5BARz products in

India:

•	In India the monthly churn rate for subscribers is 6% (BMI India Telecommunications Report, 2Q 2012, pp. 49-51). To provide to a cellular network operator a distinct competitive advantage, such as that provided by the 5BARz cellular network extender, could result in a substantive migration of customers to that network operator, and a reduction in churn.
•	As provided above, congestion is a prominent issue resulting in the degradation of cellular connectivity. India is the second most populated region in the world, and so the need for the 5BARz technology is most acute.
•	Mobile and Wireless Telecommunications issued a report in August 2013 which highlights a number of favorable factors being experienced in the wireless industry in India, which is positive for 5BARz entry into that market as follows:
o	The industry has moved toward a more friendly regulatory environment
o	Burgeoning data usage has created the need for improved connectivity
o	Customer Satisfaction - A vital cornerstone of any service is the customer. His satisfaction is a direct indicator of running a good business. This is primarily the service providers’ responsibility. 5BARz is offering to service providers improved connectivity for their customers.

ROVR – Digital opportunity

Digital advertising has surpassed all other mediums of advertising accounting for over 40% of the global marketing and Ad spends in 2017, amounting to USD 209 billion, which has surpassed TV ad spends of USD 178 billion. Data Monetization industry, which caters to the digital advertisers and to the product and service providers, is predicted to grow at a CAGR of 35% well into 2025. These industries are going through a period of innovation and disruption, with adoptive changes in the underlying Principles, Technologies and Offerings, which keep propelling the industry to new heights.

The user on a daily basis from various devices consumes millions of bytes of data across a network. Gigabytes of data is uploaded and downloaded from users. This data has to be captured either at the device level or at the network level and analyzed to provide meaningful insights. Usage pattern is studied over a period and user behavior is extrapolated. The analyzed data subjected to statistical models leads to revelations that pave way for intelligent business decisions.

A more engaged & empowered customer, consumer & ecosystem, is key for the tectonic shifts. This is really what the Internet did a few decades back to most industries. 5BARz intends to leverage the Block-Chain technology and participate in this revolutionary paradigm shift in the digital marketing space, commencing with the implementation of their ROVR units in India.

5BARz - A Big Data company that pays consumers for their data, utilizing blockchain

5BARz intends to bring to the users of 5BARz ROVRs, and the digital marketing world closer to each other, and increase the effectiveness of every dollar spent in the digital marketing world. The core business model involves the collection of data insights from all the 5BARz ROVR users, the processing of that data into meaningful insight and intelligence provider for the digital marketing world. In turn, the Company intends to use blockchain technology to link the privacy sharing option of the user to the revenue from data sales and proportionate payment to the user.

The entire engine will be powered by a utility & payment crypto currency, “BarzCoin”, which is expected to capture the intrinsic value of the business and bring new age economics into the 5BARz business. 5BARz ROVRs are integrated onto the blockchain for BarzCoin implementation.

5BARz intends to empower users to share the privacy they want to share to the digital marketing world. Each user will have a choice to control what data can be used by the digital marketing world. This will be implemented on ROVRs as a Privacy ledger and wallet, using blockchain technology. An earning wallet is also provided to the user, which essentially is a payback scheme of 5BARz, along with its ledger on blockchain. The details of these two wallets are captured in the section 5BARz Blockchain, along with the details on the BarzCoin blockchain.

5BARz developing business model is anchored by a powerful hardware device, 5BARz ROVR, installed in every user’s home and leverages this device for all its business activities and blockchain implementation. ROVR combines a state of the art smart Wi-Fi router along with a built-in IOT hub and further is developing an application processor dedicated for all the blockchain activities. The device feature and functionality is detailed in the section 5BARz ROVR.

At the core, 5BARz intends to collect data at the home level and aggregate that into 5BARz Data. This data will be collected from the user through an opt-in process by signing an End User License Agreement (EULA). The section on 5BARz Data will detail the type of the data collected and the overall data strategy. Such data collected with the privacy keys and earning keys shall be handled and managed by 5BARz hybrid Data Side Platform & Data Management Platform, which is loaded with deep learning algorithms, and is overall called as the 5BARz Core Platform. This platform will offer itself to the real-time bidding ecosystem of the digital marketing world and also churns out 5BARz Insights which shall be sold to the product, services, market research firms and consulting companies. The strategy of the hybrid platform with deep learning algorithm is discussed in the section 5BARz Core Platform.

BarzCoin will be a new crypto currency to be implemented as a utility token. It will be run on blockchain, which essentially captures the intrinsic value of the business and is the denomination to recognize the data sharing and earnings from the same. It takes the indicators of the type of data and privacy shared by the ROVR user and also the revenues that such data is bringing to the Company. BarzCoin will further be leveraged as payment and utility token. The overall BarzCoin strategy is discussed herein.

5BARz Blockchain

The Digital & Data world is facing certain challenges which are starting to be overcome.

The top two challenges that restrict the growth of the digital marketing world are

•         The privacy concern

•         The authenticity of data

The 5BARz ROVR initial platform size will extend to over 25 million and can grow to 100m users in India alone, which is the launch geography. On this platform, 5BARz intends to leverage Block-chain technology and compensate for these challenges that restrict growth as follows

1: Pay the Data provider

5BARz intends to payout a part of the profit it earns from the digital marketing world for all 5BARz ROVR subscribers. The data exchanged by the users is controlled through the data key wallet implementation on the 5BARz Block-chain and the payout is managed through Payout wallet implementation on the 5BARz Block-chain. The payout mechanism incentivizes the ROVR users to volunteer data exchange, and it also empowers to share the right level of privacy. Thus, the subscribers can now actively participate and manage the way they are getting addressed by the digital marketing world.

2: Bring in a new Authenticity mechanism

5BARz leverages its Block-chain implementation and provides a decentralized immutable ledger to establish transparency, traceability and auditability. This is done for both the data key wallets and the payout wallets. This is a new paradigm, as the digital marketing world can refine its targeting multi-fold and is the perfect solution for the programmatic digital advertising, drastically increasing the ROI on advertisement dollars. Every dollar that is spent in the digital marketing world can now be accounted and leveraged by the advertiser, the publisher, the exchange and the target audience.

5BARz ROVR

ROVR is being developed to be a very sophisticated smart Wi-Fi router and an IoT hub with the required power to process blockchain based transactions. Compared to other Wi-Fi routers in the market today, it has the significant features as outlined in the diagram below.

With a mission to provide a smart parental and usage controls, the ability to deep learn the house-hold is greatly enhanced. Since it is enabled with dual back-haul, both for optic fiber and 4G. The router has the capability to combine the backhauls and increase the incoming data throughput. It also has smart switching capabilities between the backhauls. This makes the router always connected. With the unique 4-hour battery back-up it is a router which is always ON. Since it collects all the IoT data, the capture is not just the browsing surfaces, but also the appliance behaviors. And most importantly, the ROVR will have Smart Storage which not only works as a common storage for the home, but also enables any Cloud-Top management of all the Over the Top features that the ISPs (Internet Service Provider) want to roll out as its services.

Blockchain implemented on ROVR

5BARz ROVR will house a dedicated CPU to run the blockchain implementations needed for establishing the BarzCoin, privacy and earning ledgers. ROVR also carries dedicated memory, apart from what’s used for OTT, for blockchain implementation. The network will also have many nodal points which shall be implemented for every 10,000 homes and these are dedicated servers acting as nodes.

Product Specifications

Features / Details	ROVR Diamond	ROVR Ruby1

Standards	IEEE 802.11b/g/n 2.4GHz IEEE 802.11a/n/ac 5GHz	IEEE 802.11b/g/n 2.4GHz
Frequency	Simultaneous dual-band 2.4GHz and 5GHz	Single band 2.4GHz
Number of LAN ports ( RJ-45)	4 x 10/100/1000 Mbps	4 x 10/100 Mbps
Number of WAN ports (RJ-45)	1 x 10/100/1000 Mbps	1 x 10/100 Mbps
Voice over Wi-Fi (RJ11 ATA port)	Yes	No
SIM Support	Yes - 4G/3G/2G	No
Number of SSIDs	2.4 GHz - 4 SSIDs	2.4 GHz - 4 SSIDs
	5 GHz - 4 SSIDs	No
Wireless Speed	1200Mbps 2.4GHz: Up to 300Mbps 5GHz: Up to 867Mbps	300Mbps 2.4GHz: Up to 300Mbps
Number of USB Ports	1 USB 3.0	No
Mobile application (configuration/dashboard/IoT)	Yes	Yes
Power backup - up to 4 hours	Optional	Optional
IoT hub - support for camera/sensors	Yes	Yes
IoT Sensors – Camera, Door, Thermal, Motion, Smoke, Gas leakage	Optional	Optional
Remote management	Yes	Yes

5BARz Data

Data Monetization is certainly the holy grail of the big-data discussion. Every now & then new sources of data emerge which transform the business landscape. The discovery of new rich data sources and analytics capabilities offer huge potential to the first mover creating Multi-billion-dollar companies.

The last 30 years has seen exponential growth in data monetization, with a select few innovative companies looking well beyond just improving existing business processes with big-data; these organizations have aggressively looked to identify and exploit new data sources & monetization opportunities, creating huge value in a relatively short period of time. The Digital Media giants like Google, Facebook and Twitter have mastered this Data Monetization process. Their entire business model is built on monetizing data.

In the current scenario companies look for Data from a complex network of data sources to enrich decision making. The current eco-system has data-sources providing data on few verticals / dimensions. The ones offering a wider portfolio are the aggregators, where the authenticity of the data is low.

Management believe that the 5BARz business model, is the next big leap in Data Monetization, offering the Richest Source of Data available in the ecosystem.

5BARz DATA, provides insights from Different Dimensions, Diverse Sources, Real-Time data and most importantly Authentic data. The 5BARz data is a one stop-shop solutions, providing the Richest Data Source and promising a future with the most powerful Insights & Analytics to offer across the eco-system.

5BARz Data is captured from all activities in home:

From All Browser
From all IoT devices
From All Smart appliances
From all Smart devices
5BARz

•         FIRST-Party Registration Data with Location data

•         IoT Data

•         Browsing Data

•         App Data

•         Services / Diagnostics info

•         Log / Contents, Metadata

•         Low Level Router Sniff data

5BARz Data is much richer compared to ISP, Browser & APP Companies Data

What 5BARz collects is the data, at first at router level and then at an application level. From the router, we will know all the sites that the person visits, and the sub-pages as well. Further with universal cookies, we will know the data inside the browsing which is like what the person is searching for and what inputs a person is providing on the page. We also collect the relevant app data which no ISP can ever get. If they have to get that data, they need to put their own router and also put their own universal cookies and copy the exact model as we are doing.

5BARz data is a confluence of the browsing and app companies like Google and Facebooks of the world, and the ISPs, and we have more as we have:

•	device level data per home,
•	universal cookies that pervade all users’ browsing insights,
•	multiple SSID which is identifiable to each family member, and
•	the location correlation,
•	And further, IoT data is on top of this which no one has thought through or no schema exists as of now

5BARz data is rich and different as it is a confluence of a wider array of data provided from the users household. This is completely unprecedented and new in the market.

5BARz Deep Learning Algorithms

What we are doing at 5BARz is unprecedented and unique as we are accessing data at the router level that is structured and user validated. Access to this kind of data provides us the ability to create new sets of deep learning algorithms based on relationship correlation in the family unit. This creates a new dimension of household comprehension and hence improve data to the target marketer to better stage his marketing for family as a unit and furthers our socio psychological user profiling.

Since our routers are static in a home, we also have access to geo location information, which creates a new algorithm to understand how a population in a zip, code, town, city, county, state and country behave. These create a new avenue for target marketers to fine tune their marketing methods based on location correlation, which will result in marketing becoming hyper-local. This is a new type of data set that other players have no access to.

Apart from getting the age during the setup of our routers, 5BARz is pioneering on new ways of age detection. When age based Deep Learning with our new algorithms are employed, a new dimension of how a particular age group is trending will be learned. This learning creates another unique opportunity for the marketers to market based on socio psychological age correlation methods.

Since routers are also functioning as IOT hubs, the IOT data gathered when run through our deep learning algorithms will create a predictive housekeeping.

When the above 4 intelligence strategies are meshed with one another/ or each other, the Artificial Intelligence goes to a new level that no other technology has ever had access to.

We are in unique position to get a 360 degree cross section of our user Internet activity. This is unique to us as we are sitting at the point of first contact of our user with the Internet.

We can mine meaningful user insights from marrying unstructured Data from user Internet activity and 3rd party sources by using advanced machine learning techniques in our Deep Learning and other neural network techniques with our new set of algorithms for relationship correlation, location correlation, age correlation and IOT data creating an unprecedented intelligence for the digital marketer. The result is that we can provide better targeting for advertisers within the confines of user privacy policy.

5BARz provides meaningful insights to its customer

5BARz insights will be sold to various markets. We can group the markets into:

•               Product & Services companies

•               Market Research firms

•               Consulting Companies

BarzCoin

5BARz will implement and provide digital tokens called BarzCoins (in the form of a Crypto-Currency) to its device users. This is issued based on the data exchange that happens over the ROVR and is a mechanism to reward the user for the data exchange.

BarzCoins can then be used by the individual to redeem in a crypto currency exchange or FIAT money or to buy goods/services on the 5BARz network.

BarzCoin will be implemented as a crypto currency defined, mined and maintained on 5BARz blockchain, which will have all information on the data exchange, coins earned and used by the user from day 1.

BarzCoin will be the primary method for paying the customer for the data exchange. The variability of the earnings from each ROVR user is captured by the denomination of BarzCoin paid to the user.

For jurisdictions that has restrictions for settling the user with BarzCoin, 5BARz intends to implement a blockchain enabled reward Earning system with an Earning Ledger and an Earning wallet. The settlement of the Earning will be done in terms of FIAT money or goods and services.

Including such jurisdictions, globally, BarzCoin will continue to capture the intrinsic value of the business, namely the quantum and quality of data exchange and the value associated with such value exchange and shall be a utility crypto currency, with all BarzCoin based transaction residing in the allowed jurisdictions.

BarzCoin tokens will also be a security instrument used to raise funds for the 5BARz network build-out and represents a proportional ownership in the network and revenue generated from it.

BarzCoin will be the tokenized representation of the network infrastructure, its data and all retained earnings generated by it. This will be one of the first security tokens that has hybrid functionality to leverage the many benefits provided by blockchain technology.

Market Strategy – India as the first market

In the wake of the current economic situation which included the popular demonetization move by the Government of India, and the push towards a digital India increases the focus of internet connectivity in the country. A report by Deloitte, along with the industry body FICCI and the department of Telecommunications, show that there is a surge in the Broadband users in India.

India is at a nascent stage in terms of adoption of Broadband, but the potential to scale followed by the push from the government, is substantial. India still lags many countries in terms of speed, percentage of people using broadband and the infrastructure. All that is set to change with the change in focus by the Telecom operators.

There is an enormous push by the Government of India to make the economy a cashless one and increase the tax base by bringing a larger portion of the population into the system. This is possible by reducing the number of cash transactions and increasing the digital payments and online banking.

Broadband homes of India

At US$61 per Mbps, India has one of the highest median costs of Broadband amongst all emerging countries. This is almost 4 times that of Brazil and Argentina almost 30% higher than that of a few South East Asian countries. The price of access being so high currently, results in the adoption of fixed line internet to be mostly in Tier 1 cities and amongst households that can be classified as Upper middle class or High net worth individuals.

Household income of Indian broadband users

High speed fixed line broadband, although the adoption is slated to surge very soon is still very new. The majority of the users belong to the Urban households and with a minimum compensation of USD 9,000 per annum. As mentioned earlier the average median cost is still at US$61 per Mbps. India has one of the highest median costs of Broadband amongst all emerging countries.

Size of such Indian households

Currently 37 million urban households have access to high speed broadband connection. This number is set to increase by at least 3 times the next 3-5 years. As per Government plans for 2020, the number is set to reach 100 million by 2020. This represents a very significant target market for 5BARz. According to census reports the average number of people per household in India is 5 with the urban household at 4 persons, typically made up of 2 adults and 2 children.

5BARz target are the UHNI, HNI and the Upper Middle-class segments

In a report published by the Private banking arm of Kotak Mahindra Bank, they estimate a 7% jump in the number of Ultra High Net worth individuals who have an annual income of more than US$2Mn which represent close to 150,000 people in that category. The HNI population according to a Financial express report are at 300,000, which include people with a minimum net asset value of US$1Mn. The upper middle class population which are defined as people with assets worth around US$700k and an annual income north of US$20,000 stand at 30 million.

These classes referred to above demonstrate similar spending patterns. There is a trend to spend a similar percentages of their income into discretionary expenses which amount to 45% of their income. The average age of these individuals is fast decreasing with a large portion of them being under 40 years old. This segment of the population is a target for marketing companies for experimental luxury. These segments of the population are also known to make impulsive purchases with a large portion of them being spent on Jewelry, Apparel, Travel and Electronics. This segment of population largely depends on e-commerce for purchases are our primary target segment.

Item 1A. Risk Factors

Need For Additional Financing

The Company has very limited funds, and such funds may not be adequate to take advantage of current and planned business opportunities. Even if the Company's funds prove to be sufficient to obtain sales orders for products, and to complete upon the development programs in process, the Company may not have enough capital to fully develop the opportunity. The ultimate success of the Company depends upon its ability to raise additional capital. As additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited.

Ability to continue as a going concern

Our consolidated financial statements as of December 31, 2017 and 2016 were prepared under the assumption that we will continue as a going concern for the next twelve months. Due to our recurring losses from operations from inception November 14, 2008 to December 31, 2017 of $33,876,475, we concluded that there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available. Our independent registered public accounting firm has issued an audit opinion that included an explanatory paragraph referring to our projected future losses along with recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dependence upon two directors and limited management and consultants

The Company currently has only two individuals serving as its officers and directors, and approximately seven (7) consultants as well as 49 full time employees. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and secure additional personnel and may, from time to time, find that the inability of the officers and directors to fully meet the needs of the business of the Company results in a delay in progress toward implementing its business plan. The number of full time employees, consultants and executive officers and directors has decreased to 25 at the date of this report.

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

The Company is not current with its reporting requirements under section 13(a) of the Securities Exchange Act of 1934

The Company has not timely filed the required reporting requirements under section 13(a) of the Securities and Exchange Act of 1934, including the filing on Form 10K of its annual audited financial statements for 2016 and 2017, and has not timely filed on Form 10Q the quarterly reports required for March 2017 through September 2018. On November 19, 2018 the SEC provided a letter to the Company to advise that if the Company does not rectify the filing deficiency, the SEC may commence administrative proceedings to revoke the Company’s registration under the Securities and Exchange Act of 1934 or subject the Company to a trading suspension by the Commission pursuant to Section12(k) of the Securities Exchange Act of 1934. The Company is in the process of rectifying the deficiency and has advised the SEC on developments in that regard.

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

Our common stock currently is listed only on the Pink Sheets, and will be re-established on the over-the-counter market on the OTCQB once delinquencies in filing are rectified. OTCQB is a reporting service and not a securities exchange.  We cannot assure investors that in the future our common stock would ever qualify for inclusion on any of the NASDAQ markets for our common stock, The American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock.  The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

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

Regulation of Penny Stocks (continued)

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

Competitive Technologies

The Companies technology relates to a market that is highly competitive and a much sought after solution by cellular networks. The Company expects to be at a disadvantage when competing with firms that have substantially greater financial and management resources and capabilities than the Company. The Company is subject to technological obsolescence should other technologies be developed which are superior to the Companies technology. Having said that, at the current time the Company’s core technology is superior to others in the market for the following reasons:

- The Company’s technology provides for a single unit solution. Competitors require separation of the send and receive antennae. This gives us a cost advantage as well as fully engineered, plug and play simplicity.

- The Company’s technology offers highly engineered monitoring of signal strength, automated stabilization and amplification of the signal resulting in seamless connectivity for the user.

- The Company has developed a growing list of attributes working with Cellular Network operators which provides the operators unsurpassed ability to monitor and remotely manage the units’ performance.

Defaults in India with the Ministry of Corporate Affairs

The Company has incurred penalties aggregating $26,000 USD for defaults in failing to provide the requisite filings with the Ministry of Corporate Affairs in India.  The defaults include not holding Annual General Meetings for the Company for fiscal years ending in 2017 and 2018.  Further, the Company has not timely filed annual returns, and the officers have been delinquent in laying of annual accounts and failure in providing filing fees to the ROC for fiscal years ending 2017 and 2018.

Defaults in India with Timely Remittance of Tax Deductions on Payroll

In fiscal years ended in December 31, 2017 and 2016 in India the Company has failed to remit Tax Deductions at source (TDS) on a timely basis. The Company has accrued principal and interest, and a discretionary penalty of $478,284 as payable at December 31, 2017. In 2016 the principal and interest accrued, and a discretionary penalty was $378,284. In addition to penalties assessed, officers of the Company can be prosecuted for failure to remit payments on a timely basis. In addition, the Company has accrued approximately $26,000 for non-filing of annual returns with MCA (Ministry of Corporate Affairs) and not holding Annual General Meetings in India, which was included in $478,284 as payable at December 31, 2017.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2017and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2017, and 2016, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we will continue to fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Properties

The Company was incorporated in Nevada on November 17, 2008 and has offices in the State of Nevada at 9670 Gateway Drive, 2nd Floor, Reno, Nevada, 89521. The Company’s finance and administration office is located at 78 SW 7th Street, Suite 09-149, in Miami Florida, 33130, as well as subsidiary operations in India. In India, the Company’s subsidiary, 5BARz India Private Limited have leased a commercial complex at No 11 Abhaya Heights, Sarakki Industrial Area, J.P. Nagar, 3rd Phase, Bangalore, 560078. This facility is used as the center of operations for the Company’s business in India. In addition, the Company has engaged corporate secretarial services and a registered office address for it’s subsidiary 5BARz Pte. Ltd. and 5BARz Technologies Pte. Ltd. in Singapore with Cayman Management Consultants Pte. Ltd at 99B Duxton Road, Singapore 089543. Further, the Company has a registered office for it’s subsidiary 5BARz Global Technology Ltd. at Harneys Fiduciary (Cayman) Limited, 4th Floor, Harbour Place, 103 South Church Street, PO Box 10240, Grand Cayman, KY1-1002.

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

Prior to the Company’s investment in CelLynx Inc., on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. As of December 31, 2017 and 2016, the Company has accrued $263,000 in its financial statements.

On May 7, 2015, the Company’s registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 (County of Los Angeles – West Judicial District). On August 5, 2015, the Company received a default judgment in the amount of $84,947 including costs and interest. On August 19, 2015, the Company paid $5,000 related to the judgment. On December 30, 2015, the Company partially settled the amount due by delivery of 500,000 shares of common stock with a value at the date of issue of $70,000. However, the value of that stock was $45,000 at the date six months from the date of issue. At December 31, 2016 and 2017, the company’s financial statements reflect a balance of $35,000 due under this judgment. The Company is negotiating a settlement of this remaining amount.

On May 13, 2015, the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). On June 29, 2016, the parties entered into a settlement agreement for the payment of $170,000, of which $40,000 was paid at the settlement date. At that date Daniel Bland was released as a defendant in the action. At December 31, 2016, $130,000 remains unpaid and a stipulated judgement was issued under the settlement agreement which is accrued as payable in the financial statements. The said stipulated judgement has been transferred to a third party Ramona Featherby dba California Judicial Recovery Specialists. On October 18, 2018, the Company entered into a settlement agreement to settle the judgment by way of payment of $105,000, paid over a period of five months. On October 19, 2018, the Company paid $25,000 and has 4 monthly installments due of $20,000 each. At each of December 31, 2016 and 2017, the balance reflected in the financial statements of the Company was $130,000.

On October 19, 2018 the Company paid $25,000 as an initial payment in settlement of a stipulated judgment in favor of Ramona Featherby dba California Recovery Specialists. The stipulated judgment was in the amount of $130,000 and the settlement agreement provided for $105,000 to be paid in four monthly payments in full settlement of which $25,000 was paid, October 19, 2018. The balance due pursuant to the settlement agreement subsequent to the payment is $80,000.

On March 10, 2016, a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against 5BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. On July 12, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. At each payment date, the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.078, on November 1, 2016, the Company made an additional payment of $35,000 comprised of 416,666 shares at a price of $0.084 per share and on December 7, 2016, the Company made a further payment of 594,228 shares at a price of $.0589 per share and on December 29, 2016, a further 673,077 at $0.052 was issued. At December 31, 2016, an unpaid balance of $13,289 was reflected as payable in the financial statements. On February 6, 2017, the Company issued a final 234,447 shares at $0.052 for aggregate proceeds of $12,191 to settle the note payable in full and dismissal of the lawsuit with prejudice. At December 31, 2017 the balance due was nil.

Item 3 – Legal proceeding (continued)

On April 11, 2016, a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC., a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015, pursuant to a Securities Purchase Agreement which included a convertible note agreement and the issuance of a warrant to acquire 3,000,000 shares at a price of $0.05 per share, with a cashless exercise. The Company repaid interest on the note on July 1, 2015, of $933 as required and repaid the loan principal of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015, the Company issued 29,340 shares as final payout of the note via conversion into shares pursuant to the note terms. Upon payout, R Squared refused to cancel the note payable and return the cancelled note to the Company as required by the contract. On March 15, 2016, R Squared issued a cashless exercise notice of the warrant for 1,903,021 common shares. Further R Squared indicated that a further $100,000 was due under the note which is disputed by the Company. At December 31, 2016 and 2017, the Company has no amount due as payable to R Squared. The Company reflects the 3,000,000 warrants in the name of R Squared issued and outstanding in the financial statements December 31, 2016 and 2017. The warrants expire May 15, 2020. On January 8, 2019 a summary judgment was issued in the R Squared Partners, LLC vs 5BARz International, Inc., and Daniel Bland law suit. The summary judgment was awarded without opposition as the parties were actively engaged in settlement negotiations. Accordingly, the Company is filing a motion to vacate the order and or granting a motion to renew. The judgment awarded an interim order for breach of contract in the sum of $380,571 plus late fees in the amount of $2,987 accruing daily from March 16, 2016. The Company’s advisors hold that the judgment is based upon an agreement that charges interest at usury rates, illegal in the State of New York.

On April 22, 2016, a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015, of $1,167 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015, the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016. On August 11, 2016, the Company entered into a settlement agreement with the plaintiff and issued 750,000 common shares in settlement with restrictive legend on the shares to be released, 250,000 shares each of August, September and October 2016. On December 31, 2016 and 2017, the balance due under the note and warrant agreement was nil.

On May 31, 2016, a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note issued on June 18, 2015 in the principal amount of $52,500. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016 in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $64,609 due to the lender pursuant to the terms of the convertible note agreement at December 31, 2016. On December 31, 2017, the Company reflected a balance due to the lender of $75,616. On September 6, 2018 an order was entered which awarded damages of $110,472, plus legal fees. The additional amount of $34,856 has been accrued in the 2018 fiscal year.

On July 6, 2016, a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note in the principal amount of $104,500. The complaint alleged breach of contract, promissory estoppel as to note, and tortious interference with Contract. On May 31, 2017, the Company and plaintiff entered into a mediation and settled the law suit by agreement to pay $200,000 in shares at market over six equal monthly payments. The Company paid by way of shares four payments from June to October 2017 in the aggregate amount of $133,332.

On February 9, 2018, a final judgment was issued by the Dallas County District court for damages of $92,173.86 plus attorney fees of $15,275. At December 31, 2016, the balance reflected as payable in the financial statements of the Company was $177,424, and on December 31, 2017, that balance after the payments addressed above was $66,667. The increase of $25,506, plus legal fees pursuant to court order was reflected in 2018. On September 7, 2018, the Company paid an additional $30,000 pursuant to a payment schedule negotiated with the lender for the balance due.

Item 3 – Legal proceeding (continued)

On August 4, 2016, a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Union Capital LLC, a lender by way of convertible note in the principal amount of $100,000. The complaint alleged that the Company failed to deliver 4,299,689 shares pursuant to a notice of conversion, and seeks an order for specific performance, breach of contract, damages and attorney fees. On October 5, 2016, the Company issued 4,299,689 shares in full settlement of the note. On November 5, 2016, the parties entered into a settlement agreement providing mutual releases. The settlement agreement provides for an additional $25,000 payment to be made by November 22, 2016. At December 31, 2016 the balance of $25,000 remained unpaid and is accrued as a liability in the financial statements at that time. On May 9, 2017, the Company was required by court order to pay legal fees and damages in the aggregate amount of $48,413.59 and the case was dismissed. On July 26, 2017, a court ordered receiver was appointed to collect the unpaid balance. On August 23, 2017 the Company paid $63,712 in legal fees and costs in full and final settlement of the unpaid amounts. The balance due December 31, 2017 is nil.

On August 5, 2016, a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Adar Bays LLC, a lender by way of convertible note in the principal amount of $52,500. The complaint alleged that the Company failed to deliver 184,775 shares pursuant to a notice of conversion, and seeks an order for injunctive relief, damages and attorney fees. On October 27, 2016, the Company and plaintiff negotiated a settlement agreement for payment of $83,733 in cash or shares over four months as well as a payment of 184,775 shares issued upon signing of the agreement. On November 3, 2016, the company delivered the 184,775 shares pursuant to the settlement agreement, valued at $5,000. On December 6, 2016 having filed a 10Q the Company sought permission from plaintiff to commence payments in shares under the settlement agreement and issued the remaining Plaintiff refused receipt of settlement shares pursuant to the settlement agreement and has sought summary judgement pursuant to the terms of the note. At December 31, 2016, the company has reflected a principal and interest amount of $83,733. On May 16, 2017, the Company issued 1,674,666 shares to be available for trading over three months. The plaintiff refused to accept the shares in settlement of the debt. On August 16, 2018, a court order was issued for the settlement of the claims by petitioner in the amount of $58,514 plus interest, calculated to the date of order. On December 31, 2017, the principal and interest due pursuant to the court order is $82,803, which is reflected in the financial statements. The additional interest accrued in 2018 to the date of the court order was $7,220 which is reflected in the 2018 interest expense.

On September 19, 2016, a complaint was filed in the Superior Court of the State of California, for the County of San Diego against 5BARz International, Inc. by Richard Rajabi claiming $163,637 for breach of contract. The Company has filed an answer and counter claim in this matter. On December 31, 2016, the financial statements reflect an unpaid balance of $148,037. On October 18, 2017 a settlement agreement and stipulation for entry of judgment was entered into by the parties for full settlement of the claims by payment by the Company of $25,850. The settlement provided for payments on October 18, 2017 of $5,000, on November 16, 2017, a payment of $10,000 and a final payment of $10,850 on December 16, 2016. At December 31, 2017, the financial statements reflect an unpaid balance of $10,850 which was paid on January 12, 2018.

On December 1, 2016, a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc., by Blue Citi LLC, a lender by way of convertible note in the principal amount of $110,000 entered into on August 26, 2015. On March 10, 2016, the Company and Blue Citi entered into a settlement agreement for the payment of $168,065 in eight monthly payments for settlement of the note. The Company paid four payments in the aggregate amount of $84,032 to Blue Citi LLC. Upon receipt of the fourth payment, Blue Citi filed a law suit claiming breach of contract, requesting specific performance under the original note agreement and in the alternative breach of contract under the settlement agreement. At December 31, 2016, the Company reflected a balance due of $84,033. On August 31, 2017, pursuant to court order, the Company delivered 1,857,777 shares at a price of $0.045 per share in further settlement of an additional $83,600 and attorney’s fees of $18,988. Accordingly, the Company has paid $167,632 on the $110,000 note. In response, the Company filed a cross motion to vacate that order and to dismiss the lawsuit on the basis that the Note violates New York’s laws against criminal usury. On September 19, 2018, the New York District Court denied this cross motion, yet pointed out that it is possible that the New York Court of Appeals will see the issue differently. The District court ordered $180,204 in damages, $116,950 in prejudgment interest and $5,837 in attorney fees. On October 30, 2018, the Company filed a notice of appeal in the United States Court of Appeals, Second Circuit, 1:16-cv-09027-VEC, which appeals that decision and order of the District Court, granting the Petitioners motion and further appealed the denial of the district court to vacate the prior order for the issuance of 1,857,777 shares and denying the dismissal of the lawsuit on the basis that the note violates New York law on the basis of criminal usury. On December 31, 2017, the consolidated financial statement reflects a provision for loss on this matter in the amount of $321,979. Should the Company prevail in the court of appeal, a refund of $83,600 would be required from the plaintiff.

On March 16, 2017, Alta Sorrento Office Center, LLC filed a complaint in the Superior Court of California, County of San Diego, central division, Alta Sorrento Office Center vs. 5BARz International, Inc. case number 37-2017-00009385-CU-UD-CTL. The complaint alleges that unpaid rent, interest and common area fees in the amount of $48,951 are due and payable by the plaintiff and seeks prejudgment right to possession, of the premises at suites 140 and 200, 9444 Waples Street, in San Diego, California. At December 31, 2016, unpaid rent of $24,422 has been accrued as payable in these financial statements. On January 4, 2017, the Company paid $24,073. The Company has filed an answer to the complaint on April 9, 2017 and entered into a stipulated amount due to be paid on June 30, 2017 in the amount of $195,245. That amount was not paid, and the offices were surrendered to the landlord. At December 31, 2017, the Company reflects a provision for loss on this matter in the amount of $295,595.

On June 7, 2018, a complaint was filed in the United States Court, Southern District of New York against 5BARz International, Inc. by EMA Financial LLC, a lender by way of convertible note in the principal amount of $110,000. The Note was entered into on July 30, 2015. The complaint requests specific performance under the agreements, claims breach of contract, injunctive relief, costs and attorney fees. On August 31, 2016, the Company had entered into a settlement agreement, which provided for a series of six (6) monthly settlement payments, in the aggregate amount of $188,500 in full settlement of the above referenced note. During the period to December 31, 2016, the Company paid $30,023 by way of the issuance of 389,910 shares. The balance reflected in the financial statements at December 31, 2016 was $158,477. During 2017 the Company remitted a further $96,659 in payments pursuant to the settlement agreement by way of three issuance of shares aggregating 1,431,447 common shares. At December 31, 2017, the balance due under the settlement agreement was reflected in the financial statements of $61,818.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrants Common Equity; Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock trades on the OTC Bulletin Board system under the symbol “BARZ”. The stock commenced trading in October 2010.

The High/Low price at which the stock traded during the two year period ended December 31, 2017 are as follows:

Quarter Ended	High	Low
October 1 –December 31, 2017	$0.06	$0.03
July 1 – September 30, 2017	$0.05	$0.03
April 1- June 30, 2017	$0.05	$0.04
January 1 – March 31, 2017	$0.07	$0.05
October 1 –December 31, 2016	$0.09	$0.05
July 1 – September 30, 2016	$0.12	$0.06
April 1- June 30, 2016	$0.10	$0.05
January 1 – March 31, 2016	$0.15	$0.05

October 1 –December 31, 2015	$0.17	$0.08
July 1 – September 30, 2015	$0.20	$0.09
April 1- June 30, 2015	$0.12	$0.08
January 1 – March 31, 2015	$0.17	$0.07

Holders of Record

As of December 31, 2017, the last sale price of our common stock on the OTCBB was $0.042 per share.  As of December 31, 2017, there were approximately 337 stockholders of record holding 465,886,577 common shares.

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

During the years ended December 31, 2017, 2016 and 2015, the Company has issued shares of common stock as follows:

Shares issued for cash

During the period January 1, 2015 to March 31, 2015, the Company issued 5,022,500 units at a price of $0.05 per unit for aggregate proceeds of $251,125. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant. The Company also issued 146,667 shares and warrants to acquire a further 146,667 shares at a price of $0.30, for a period of two years, pursuant to the terms of a share purchase amending agreement. The agreement relates to units issued pursuant to a private placement at $0.15 per unit on November 14, 2014. Aggregate proceeds paid to the Company were $11,000 and the adjustment changes the issue price to $0.05 per unit.

During the period April 1, 2015 to June 30, 2015, the Company issued 11,869,000 units at a price of $0.05 per unit for aggregate proceeds of $593,450. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2015 to September 30, 2015, the Company issued 12,395,000 units at a price of $0.05 per unit for aggregate proceeds of $619,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

Private Placements (continued)

Shares issued for cash (continued)

During the period October 1, 2015 to December 31, 2015, the Company issued 21,181,006 units at a price of $0.05 per unit for aggregate proceeds of $1,059,050. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. During the period from December 21, 2015 to December 24, 2015, the Company issued 8,730,000 shares for the sale of stock at a price of $0.05 per share in lieu of warrants that have expired. The shares have a total value of $436,500.

During the period January 1, 2016 to March 31, 2016, the Company issued 27,820,000 units at a price of $0.05 per unit for proceeds of $1,391,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period April 1, 2016 to June 30, 2016, the Company issued 20,920,000 units at a price of $0.05 per unit for proceeds of $1,046,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2016 to September 30, 2016, the Company issued 15,940,000 units at a price of $0.05 per unit for proceeds of $797,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 12,441,668 shares at a price of $0.05 per share pursuant to the notices of exercise of warrants for aggregate proceeds of $622,083.

During the period October 1, 2016 to December 23, 2016, the Company issued 3,240,000 units at a price of $0.05 per unit for proceeds of $162,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. During the period December 19, 2016 to December 22, 2016, the Company issued 11,000,000 units at a price of $0.05 per unit for proceeds of $550,000. Each unit is comprised of one common share and two share purchase warrant to acquire two shares at a strike price of $0.20 each for a period of two years from the date of issue.

During the period January 1, 2017 to March 31, 2017, the Company issued 1,100,000 units at a price of $0.05 per unit for proceeds of $55,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 1,800,000 units at a price of $0.05 per unit for proceeds of $90,000. Each unit is comprised of one share and two share purchase warrants to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period April 1, 2017 to June 30, 2017, the Company issued 460,000 units at a price of $0.05 per unit for proceeds of $23,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 460,000 units at a price of $0.045 per unit for proceeds of $20,700. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company issued 400,000 units at a price of $0.04 per unit for proceeds of $16,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. Lastly, the Company issued 210,666 units at a price of $0.03 per unit for proceeds of $6,320. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2017 to September 30, 2017, the Company issued 680,000 units at a price of $0.035 per unit for proceeds of $23,800. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period October 1, 2017 to December 31, 2017, the Company issued 6,446,666 units at a price of $0.03 per unit for proceeds of $193,400. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term. The Company also issued 300,000 units at a price of $0.035 per unit for proceeds of $10,500. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

Private Placements (continued)

Shares issued for cash (continued)

During the period January 1, 2018 to March 31, 2018, the Company issued 2,733,333 units at a price of $0.03 per unit for proceeds of $82,000. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term.

During the period April 1, 2018 to June 30, 2018, the Company issued 666,666 units at a price of $0.03 per unit for proceeds of $20,000. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term. The Company also issued 3,100,000 units at a price of $0.03 per unit for proceeds of $93,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2018 to September 30, 2018, the Company issued 37,325,000 units at a price of $0.03 per unit for proceeds of $1,119,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period October 1, 2018 to December 31, 2018, the Company issued 14,075,900 units at a price of $0.03 per unit for proceeds of $422,277. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period January 1, 2019 to February 14, 2019, the Company issued 9,733,333 units at a price of $0.03 per unit for proceeds of $292,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

Shares issued for services

During the period January 1, 2015 to March 31, 2015, the Company issued 180,000 shares at a price of $0.05 per share for services valued at $9,000. The Company also issued 75,000 shares at a price of $0.10 per share for services valued at $7,500.

During the period April 1, 2015 to June 30, 2015, the Company issued 640,000 shares at a price of $0.05 per share for services valued at $32,000. The Company also issued 1,394,250 shares at a price of $0.10 per share for services valued at $139,425. The Company also issued 320,000 units at a price of $0.05 per unit for services with a total value of $16,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

During the period July 1, 2015 to September 30, 2015, the Company issued 2,090,000 shares at a price of $0.05 per share for services valued at $104,500. The Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term. The Company issued 180,000 shares for services at a price of $0.16 per share for a total value of $28,800. The Company issued 400,000 shares at a price of $0.10 per share in settlement of services valued at $40,000. The Company issued 73,970 shares at a price of $0.15 per share in settlement of services valued at $11,096. The Company issued 1,000,000 shares at a price of $0.12 per share in settlement of services valued at $120,000.

During the period October 1, 2015 to December 31, 2015, the Company issued 3,624,000 shares at a price of $0.05 per share for services valued at $181,200. The Company issued 3,900,000 shares at a price of $0.10 per share for services valued at $390,000. The Company issued 360,000 shares at a price of $0.08 per share, for services with a total value of $28,800.

During the period January 1, 2016 to March 31, 2016, the Company issued 715,784 shares at a price of $0.05 per share for services valued at $35,789. The Company issued 225,000 shares at a price of $0.09 per share in settlement of services valued at $20,250. The Company issued 45,455 shares at a price of $0.11 per share in settlement of services valued at $5,000.

During the period April 1, 2016 to June 30, 2016, the Company issued 2,852,005 shares at a price of $0.05 per share for services valued at $142,600. The Company issued 225,000 shares at a price of $0.06 per share in settlement of services valued at $13,500.

Private Placements (continued)

Shares issued for services (continued)

During the period July 1, 2016 to September 30, 2016, the Company issued 629,560 shares at a price of $0.05 per share for services valued at $31,478. The Company issued 318,750 shares at a price of $0.08 per share for services with a total value of $25,500. In addition, the Company issued 510,000 units at a price of $0.05 per unit for services with a total value of $25,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term. The Company also issued 450,000 shares at a price of $0.07 per share in settlement of services valued at $31,500.

During the period October 1, 2016 to December 31, 2016, the Company issued 1,250,000 shares at a price of $0.05 per share for services valued at $62,500. The Company issued 2,000,000 shares at a price of $0.06872 per share for services with a total value of $137,440. During the period, 1,000,000 previously issued shares at a price of $0.12 per share for services were returned to the Company and cancelled.

During the period January 1, 2017 to March 31, 2017, the Company issued 800,000 shares at a price of $0.05 per share for services valued at $40,000.

During the period April 1, 2017 to June 30, 2017, the Company issued 337,445 shares at a price of $0.045 per share for services valued at $15,185.

During the period July 1, 2017 to September 30, 2017, the Company issued 2,160,000 shares at a price of $0.05 per share for services valued at $108,000. The Company also issued 1,820,667 shares at a price of $0.07 per share for services with a total value of $127,447.

During the period January 1, 2018 to March 31, 2018, the Company issued 500,000 shares at a price of $0.03 per share for services valued at $15,000. The Company also issued 750,000 shares at a price of $0.0325 per share for services valued at $24,375.

During the period April 1, 2018 to June 30, 2018, the Company issued 350,000 shares at a price of $0.029 per share for services valued at $10,150. The Company also issued 8,526,033 shares at a price of $0.03 per share for debt and services valued at $255,781.

During the period July 1, 2018 to September 30, 2018, the Company issued 750,000 shares at a price of $0.03 per share for services valued at $22,500.

During the period October 1, 2018 to December 31, 2018, the Company issued 308,840 shares at a price of $0.05 per share for services valued at $15,442. The Company also issued 333,334 shares at a price of $0.03 per share for services valued at $10,000.

Shares issued for debt

During the period January 1, 2015 to March 31, 2015, the Company issued 580,000 shares at a price of $0.05 per share in settlement of accrued payables of $29,000.

During the period April 1, 2015 to June 30, 2015, the Company issued 1,600,000 units at a price of $0.05 per unit in settlement of accrued payables with a value of $80,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a strike price of $0.30 for a term of two years.

During the period April 1, 2016 to June 30, 2016, the Company issued 846,804 shares at a price of $0.06 per share in settlement of debt valued at $50,808 (see litigation note 14).

During the period July 1, 2016 to September 30, 2016, the Company issued 1,750,000 shares at a price of $0.09 per share in settlement of debt valued at $157,500. The Company also issued 535,500 shares at a price of $0.08 per share in settlement of contingent liabilities valued at $42,840.

During the period October 1, 2016 to December 31, 2016, the Company issued 400,000 shares at a price of $0.05 per share in settlement of debt valued at $20,000.

Private Placements (continued)

Shares issued for debt (continued)

During the period January 1, 2017 to March 31, 2017, the Company issued 197,005 shares at a price of $0.05076 per share in settlement of debt valued at $10,000. The Company issued 600,000 shares at a price of $0.05 per share in settlement of debt valued at $30,000.

During the period April 1, 2017 to June 30, 2017, the Company issued 739,500 shares at a price of $0.05 per share in settlement of debt valued at $36,975.

During the period July 1, 2017 to September 30, 2017, the Company issued 200,000 shares at a price of $0.05 per share in settlement of debt valued at $10,000.

Shares issued for note payable and interest conversion

During the period January 1, 2015 to March 31, 2015, the Company issued 331,986 shares at a price of $0.06928 per share for the settlement of convertible notes payable with a total value of $23,000 and the balance of principal and interest due under this convertible note, after this conversion was $74,829. The Company also issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was $167,467.

During the period April 1, 2015 to June 30, 2015, the Company issued 450,000 shares at a price of $0.0423 per share upon conversion of $19,035 of convertible notes and the balance due under the note after conversion was $148,432. The Company also issued 312,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $25,000.

During the period July 1, 2015 to September 30, 2015, the Company issued 53,340 shares at a price of $0.05 per share for conversion of interest in the amount of $2,667, representing the final interest charges on the convertible notes. The Company also issued 3,926,923 shares at a price of $0.046345 per share for the settlement of convertible notes payable with a total value of $181,993.

During the period October 1, 2015 to December 31, 2015, the Company issued 416,666 shares pursuant to a notice of conversion of a convertible note at a price of $0.048 per share, for the conversion of $20,000. The Company also issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200.

During the period January 1, 2016 to March 31, 2016, the Company issued 1,578,463 shares at a price of $0.04411 per share for the settlement of convertible notes payable with a total value of $69,626. The Company issued 200,000 shares at a price of $0.06 per share for the partial settlement of convertible notes payable with a total value of $12,000. See note 8(e). In addition, the Company issued 12,312,650 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $615,633.

During the period April 1, 2016 to June 30, 2016, the Company issued 3,594,200 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $179,710. The Company issued 1,766,740 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $106,004. The Company issued 323,200 shares at a price of $0.065 per share for the settlement of convertible notes payable with a total value of $21,008. Lastly, the Company issued 187,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $15,000.

During the period July 1, 2016 to September 30, 2016, the Company issued 1,599,141 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $79,957. The Company issued 388,667 shares at a price of $0.066 per share for the settlement of convertible notes payable with a total value of $25,652. The Company issued 623,762 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $43,663. The Company issued 750,000 shares at a price of $0.073 per share with a total value of $54,750 for the settlement of a law suit filed April 22, 2016 (see note 14 – litigation). The litigation and warrant agreement of issuing warrants to purchase 3,000,000 shares of common stock to which this lawsuit relates will be settled in full upon delivery of the total 750,000 shares. The Company issued 448,717 shares at a price of $0.078 per share for the settlement of convertible notes payable with a total value of $35,000. Lastly, the Company issued 333,333 shares at a price of $0.105 per share for the settlement of convertible notes payable with a total value of $35,000.

Private Placements (continued)

Shares issued for note payable and interest conversion (continued)

During the period October 1, 2016 to December 31, 2016, the Company issued 4,299,689 shares at a price of $0.0312 per share for the settlement of convertible notes payable with a total value of $134,150 and the balance of principal and interest due under this convertible note was nil. The Company issued 1,840,935 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $92,047. The Company issued 594,228 shares at a price of $0.0589 per share for the settlement of convertible notes payable with a total value of $35,000 and the balance of principal and interest due under this convertible note was $13,000. The Company issued 405,259 shares at a price of $0.0675 per share for the settlement of convertible notes payable with a total value of $27,355 and after this settlement, the balance of principal and interest due under this convertible note was $82,063. The Company issued 976,836 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $68,379. The Company issued 389,910 shares at a price of $0.077 per share for the settlement of convertible notes payable with a total value of $30,023 and after this settlement, the balance of principal and interest due under this convertible note was $158,476. The Company issued 184,775 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $14,782 and after this settlement, the balance of principal and interest due under this convertible note was $83,733. The Company issued 416,666 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000 and after this settlement, the balance of principal and interest due under this convertible note was $48,000.

During the period January 1, 2017 to March 31, 2017, the Company issued 2,831,310 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $141,566. The Company also issued 1,370,100 shares at a price of $0.052 per share on conversion of convertible notes payable with a total value of $71,245.

During the period April 1, 2017 to June 30, 2017, the Company issued 902,852 shares at a price of $0.037 per share for the settlement of convertible notes payable with a total value of $33,333. The Company also issued 3,354,206 shares at a price of $0.045 per share on conversion of convertible notes payable with a total value of $150,939. Of those shares issued, 1,674,666 have not been released to the holder, and are reflected on the books at par value of $0.001 per share or $1,675.

During the period July 1, 2017 to September 30, 2017, the Company issued 800,000 shares at a price of $0.03 per share for the settlement of convertible notes payable with a total value of $24,000. The Company issued 846,015 shares at a price of $0.0394 per share on conversion of convertible notes payable with a total value of $33,333. The Company issued 178,237 shares at a price of $0.045 per share on conversion of convertible notes payable with a total value of $8,021. The Company issued 762,019 shares at a price of $0.0461 per share on conversion of convertible notes payable with a total value of $35,129. Lastly, the Company issued 711,946 shares at a price of $0.04682 per share on conversion of convertible notes payable with a total value of $33,333.

During the period October 1, 2017 to December 31, 2017, the Company issued 990,412 shares at a price of $0.034 per share for the settlement of convertible notes payable with a total value of $33,333.

During the period July 1, 2018 to September 30, 2018, the Company issued 1,802,882 shares at a price of $0.03 per share for the settlement of interest payable with a total value of $54,086. The Company also issued 2,917,649 shares at a price of $0.03 per share upon conversion of $87,529 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

During the period October 1, 2018 to December 31, 2018, the Company issued 253,028 shares at a price of $0.03 per share for the settlement of interest payable with a total value of $7,591. The Company also issued 843,419 shares at a price of $0.03 per share upon conversion of $25,303 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

During the period January 1, 2019 to February 14, 2019, the Company issued 8,083,557 shares at a price of $0.03 per share upon conversion of $242,507 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

Compensation Plans

On May 17, 2013 the Board of Directors of the Company adopted the 2013 Stock Option plan, with a maximum of 20,000,000 options available for issuance. Further, on July 1, 2016, our Board of Directors adopted the 2016 Stock Incentive Plan (the “Plan”), making a further 30,000,000 options available for issuance. Both options plans have been approved by the shareholders of the Company. The purpose of the Plans are to enhance the long-term shareholder value of the Company, by offering opportunities to selected persons to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company or a Related Company and to acquire and maintain stock ownership in the Company. For a complete description of the 2016 Stock Incentive Plan, see the 5BARz filings at www.sec.gov, Proxy Statement 14A, filed August 3, 2016, and for the 2013 Stock Incentive Plan see Proxy Statement 14A filed August 22, 2014.

Plan Category	(a) Number of common shares to be issued pursuant to outstanding options	(b) Weighted Average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	22,952,000	$0.09	27,048,000
Equity compensation plans not approved by shareholders
Total	22,952,000	$0.09	27,048,000

Item 6. Selected Financial Data

Not applicable for smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Annual report on Form 10K.  The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.  Our actual results could differ materially from those discussed here. You should not place undue reliance on these forward-looking statements.

Overview

5BARz International Inc. (“5BARz” or the “Company”) is a technology Company which has designed, manufactures and is commercializing two lines of product which enhance connectivity and functionality for both cellular and WiFi equipped devices.

The first product, the 5BARz® cellular network extender, is a highly engineered, single-piece, plug ‘n play device that strengthens weak cellular signals to deliver high quality signals for voice, data and video reception on cell phones and other cellular equipped devices. The 5BARz® cellular extender captures cell signal, amplifies that signal, enhances the quality and redistributes the signal in your home, office or while mobile to produce much improved connectivity for your cellular equipped devices.

More recently, in expanding the Company’s participation with Cellular Network operators in India, the Company has developed a product which is a key element in the expansion of broadband to the home in India. The Company has developed a next generation WiFi broadband router and smart home hub, the “ROVR” equipped with the 5BARz® Smart Experience connectivity software and applications, which enable homes to customize their internet experience completely. That product has gained acceptance as a part of a bundled offering to broadband subscribers in India by one of the largest cellular network operators in India, after acquiring a broadband Company. The Company is expanding this business opportunity to participate in the Big Data business transition which is a cornerstone of the recent data revolution, transforming the way that businesses connect with consumers globally.

Overview (continued)

The Company commenced business in 2008 through a subsidiary operation Cellynx Inc. and over the past 10 years has invested in the development of the cellular network extender technology which has the capability of significantly improving cellular connectivity, clarity and speed of cellular connectivity in the vicinity of the user. The further development of the Company’s WiFi broadband router and smart home hub, the ROVR product, vastly expands the business opportunities and potential profitability for the Company. The Company is at that point of development where both the Cellular Network Extender and the ROVR products have been delivered in limited quantities in 2017 and 2018, with plans to substantially increase distribution in 2019 and beyond. The Company’s initial market is India, which provides a market which has an epidemic need for the 5BARz products as well as more potential for growth than most any market in the world.

The Company is engaged in the financing, product development and the sales and marketing activities required to launch this business globally.

The financial and business analysis below provides information we believe is relevant to an assessment and understanding of our financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this form 10-K.

Going Concern

The registrant has an accumulated deficit through December 31, 2017 totaling $33,876,475 and recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Because of these conditions, the registrant will require additional working capital to develop its business operations. The registrant’s success will depend on its ability to raise money through the sale of common stock, debt securities and the development and sale of product to meet its cash flow requirements. The ability to execute its strategic plan is contingent upon raising the necessary working capital to launch the global sales and marketing activities for the Company.

Management believes that the market sectors that it is in the process of developing in India, Asia and sectors within Africa, Western Europe, and the USA will yield significant results. Further, the efforts that the Company has made to promote its business, by introducing the products to Cellular Network operators and having the products tested for technical efficacy, has positioned the Company for integration of the products through cellular network operators in a very significant way. Further, that working relationship with Cellular Network operators has resulted in significant diversification opportunities for the Company, which serves to stabilize and further enhance the long term profitability of the Company. Management is focused upon achieving that goal. If the Company’s capital raising efforts do not continue to be successful, the registrant’s ability to continue as a going concern will be in question. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the registrant be unable to continue as a going concern.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015.

	Year ended December 31, 2016	Year ended December 31, 2015	Difference
Sales	$71,374	$2,350	$69,024
Cost of Sales	(280,536)	(6,989)	(273,547)
Gross Profit	(209,162)	(4,639)	(204,523)
Operating Expenses:
Amortization and depreciation	555,396	566,929	11,533
Sales and marketing expenses	813,856	1,179,616	365,760
Research and development	2,980,248	3,148,561	168,313
General and administrative expenses	3,737,872	3,190,058	(547,814)
Total Operating Expenses	8,087,372	8,085,164	2,208
Other income (expenses)	3,965,318	(2,338,963)	6,304,281
Net Loss	$(4,331,216)	$(10,428,766)	$6,097,550

Year ended December 31, 2017 compared to the year ended December 31, 2016.

	Year ended December 31 2017	Year ended December 31, 2016	Difference
Sales	$2,329	$71,374	$(69,045)
Cost of Sales	(90,146)	(280,536)	190,390
Gross Profit	(87,817)	(209,162)	121,345
Operating Expenses:
Amortization and depreciation	549,374	555,396	6,022
Sales and marketing expenses	433,504	813,856	380,352
Research and development	1,323,422	2,980,248	1,656,826
General and administrative expenses	2,485,305	3,737,872	1,252,567
Total Operating Expenses	4,791,605	8,087,372	3,295,767
Other income (expenses)	798,293	3,965,318	(3,167,025)
Net Loss	$(4,081,129)	$(4,331,216)	$250,087

The year ended December 31, 2016 reflects a net loss of $4,331,216 representing a decrease in the loss of $6,097,550 compared to the year ended December 31, 2015 loss of $10,428,766. The year ended December 31, 2017 reflects a net loss of $4,081,129 representing a decrease in the loss of $250,087 compared to the year ended December 31, 2016 loss of $4,331,216.

The total operating expenses for the year ended December 31, 2016 were $8,087,372 (2015 - $8,085,164). The Company has continued to pursue the financing of its operations during the year and the commercialization of its technology, and products in India. The Company incurred sales and marketing expenses of $813,856 (2015 – $1,179,616) and general and administrative expenses of $3,737,872 (2015 - $3,190,058). The most significant portion of the other expense decrease of $6,304,281 is the $1,273,730 decrease in interest charges, resulting from the settlement of convertible notes during the year at amounts less than the accrued interest amounts from 2015, which resulted in a gain on settlement of debt of $485,440. Sales and marketing expense have decreased by $365,760 resulting from a decrease in marketing amounts incurred as the Company has entered into contracts with two of the largest cellular network providers in India.

The total operating expenses for the year ended December 31, 2017 were $4,791,605 (2016 - $8,087,372). The Company has continued to pursue the financing of its operations during the year and the commercialization of its technology, and products in India. The Company incurred sales and marketing expenses of $433,504 (2016 – $813,856) and general and administrative expenses of $2,485,305 (2016 - $3,737,872). The most significant portion of the other income decrease of $3,167,025 is the $2,340,967 decrease in the change in the fair value of derivative liability, resulting from the settlement of convertible notes during the year at amounts less than the accrued interest amounts from 2016. Sales and marketing expense have decreased by $380,352 resulting from a decrease in marketing amounts incurred in India as the Company focuses on its product launch in that region with existing customers.

Results of Operations (continued)

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

	Three months ended March 31, 2017	Three months ended March 31, 2016	Difference
Sales	$—	$19,559	$(19,559)
Cost of Sales	—	(93,037)	93,037
Gross Profit	—	(73,478)	73,478
Operating Expenses:
Amortization and depreciation	141,028	135,310	(5,718)
Sales and marketing expenses	115,026	257,044	142,018
Research and development	634,829	934,786	299,957
General and administrative expenses	632,616	420,049	(212,567)
Total Operating Expenses	1,523,499	1,747,189	223,690
Other income (expenses)	834,652	1,685,527	(850,875)
Net Loss	$(688,847)	$(135,140)	$(553,707)

Amortization and depreciation

For the three months ended March 31, 2017, amortization and depreciation increased $5,718, or 4% as compared to the three months ended March 31, 2016 as additional charges related to intangible assets were incurred.

Sales and marketing

Sales and marketing expenses include costs related to advertising, marketing, and promotion of our products. For the three months ended March 31, 2017, sales and marketing expenses decreased by $142,018, or 55%, as compared to the three months ended March 31, 2016. The decrease resulted primarily due to the Company not raising as much capital as it did in the previous period.

Research and development

Research and development expenses consist primarily of consulting fees paid to develop the hardware and software of our products. Research and development expenses are expensed as they are incurred. For the three months ended March 31, 2017, research and development expenses decreased by $299,957, or 32%, as compared to the three months ended March 31, 2016. The decrease resulted primarily due to the Company shifting its efforts to developing its business and increasing commercialization.

General and administrative

General and administrative expenses consist primarily of corporate fees such as legal and professional, investor relations and accounting and administrative expenses. For the three months ended March 31, 2017, general and administrative expenses increased by $212,567, or 51%, as compared to the three months ended March 31, 2016. The increase resulted primarily due to the Company shifting its efforts to developing its business and increasing commercialization.

Results of Operations (continued)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Difference
Sales	$2,308	$16,969	$(14,661)
Cost of Sales	5,450	126,155	120,705
Gross Profit	(3,142)	(109,186)	106,044
Operating Expenses:
Amortization and depreciation	140,205	139,326	(879)
Sales and marketing expenses	81,969	393,745	311,776
Research and development	187,195	597,196	410,001
General and administrative expenses	701,638	1,556,387	854,749
Total Operating Expenses	1,111,007	2,686,654	1,575,647
Other income (expenses)	271,676	(607,476)	879,152
Net Loss	$(842,473)	$(3,403,316)	$2,560,843

Amortization and depreciation

For the three months ended June 30, 2017, amortization and depreciation increased $879, or 1% as compared to the three months ended June 30, 2016 as additional charges related to intangible assets were incurred.

Sales and marketing

Sales and marketing expenses include costs related to advertising, marketing, and promotion of our products. For the three months ended June 30, 2017, sales and marketing expenses decreased by $311,776, or 79%, as compared to the three months ended June 30, 2016. The decrease resulted primarily due to the Company not raising as much capital as it did in the previous period and therefore was not able to sustain the same expenses as in the prior comparable period.

Research and development

Research and development expenses consist primarily of consulting fees paid to develop the hardware and software of our products. Research and development expenses are expensed as they are incurred. For the three months ended June 30, 2017, research and development expenses decreased by $410,001, or 69%, as compared to the three months ended June 30, 2016. The decrease resulted primarily due to the Company shifting its efforts to developing its business and increasing commercialization.

General and administrative

General and administrative expenses consist primarily of corporate fees such as legal and professional, investor relations and accounting and administrative expenses. For the three months ended June 30, 2017, general and administrative expenses decreased by $854,749 or 55%, as compared to the three months ended June 30, 2016. The decrease resulted primarily because in the previous period a large number of warrants were issued to management of the Company. No such warrants were issued in the 3 months ended June 30, 2017.

Results of Operations (continued)

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	Six months ended June 30, 2017	Six months ended June 30, 2016	Difference
Sales	$2,308	$36,528	$(34,220)
Cost of Sales	5,450	219,192	213,742
Gross Profit	(3,142)	(182,664)	179,522
Operating Expenses:
Amortization and depreciation	281,232	274,636	(6,596)
Sales and marketing expenses	196,995	650,789	453,794
Research and development	822,025	1,531,982	709,957
General and administrative expenses	1,334,254	1,976,436	642,182
Total Operating Expenses	2,634,506	4,433,843	1,799,337
Other income (expenses)	1,106,328	1,078,051	28,277
Net Loss	$(1,531,320)	$(3,538,456)	$2,007,136

Amortization and depreciation

For the six months ended June 30, 2017, amortization and depreciation increased $6,596, or 2% as compared to the six months ended June 30, 2016 as additional charges related to intangible assets were incurred.

Sales and marketing

Sales and marketing expenses include costs related to advertising, marketing, and promotion of our products. For the six months ended June 30, 2017, sales and marketing expenses decreased by $453,794, or 70%, as compared to the six months ended June 30, 2016. The decrease resulted primarily due to the Company not raising as much capital as it did in the previous period and therefore was not able to sustain the same expenses as in the prior comparable period.

Research and development

Research and development expenses consist primarily of consulting fees paid to develop the hardware and software of our products. Research and development expenses are expensed as they are incurred. For the six months ended June 30, 2017, research and development expenses decreased by $709,957, or 46%, as compared to the six months ended June 30, 2016. The decrease resulted primarily due to the Company shifting its efforts to developing its business and increasing commercialization.

General and administrative

General and administrative expenses consist primarily of corporate fees such as legal and professional, investor relations and accounting and administrative expenses. For the six months ended June 30, 2017, general and administrative expenses decreased by $642,182, or 32%, as compared to the six months ended June 30, 2016. The decrease resulted primarily because in the previous period a large number of warrants were issued to management of the Company. No such warrants were issued in the 6 months ended June 30, 2017.

Results of Operations (continued)

Three months ended September 30, 2017 compared to the three months ended September 30, 2016.

	Three months ended September 30, 2017	Three months ended September 30, 2016	Difference
Sales	$17	$19,543	$(19,526)
Cost of Sales	387	(64,881)	65,268
Gross Profit	(370)	(45,338)	44,968
Operating Expenses:
Amortization and depreciation	133,997	138,966	4,969
Sales and marketing expenses	176,431	224,948	48,517
Research and development	382,007	564,043	182,036
General and administrative expenses	614,422	918,748	304,326
Total Operating Expenses	1,306,857	1,846,705	539,848
Other income (expenses)	250,002	522,263	(272,261)
Net Loss	$(1,057,225)	$(1,369,780)	$312,555

Amortization and depreciation

For the three months ended September 30, 2017, amortization and depreciation increased $4,969, or 4% as compared to the three months ended September 30, 2016 as the Company closed its offices in San Diego and sold its office furniture and equipment.

Sales and marketing

Sales and marketing expenses include costs related to advertising, marketing, and promotion of our products. For the three months ended September 30, 2017, sales and marketing expenses increased by $48,517, or 22%, as compared to the three months ended September 30, 2016. The increase resulted primarily due to the Company increasing its commercialization with cellular network providers in India.

Research and development

Research and development expenses consist primarily of consulting fees paid to develop the hardware and software of our products. Research and development expenses are expensed as they are incurred. For the three months ended September 30, 2017, research and development expenses decreased by $182,036, or 32%, as compared to the three months ended September 30, 2016. The decrease resulted primarily due to the Company shifting its efforts to developing its business and increasing commercialization.

General and administrative

General and administrative expenses consist primarily of corporate fees such as legal and professional, investor relations and accounting and administrative expenses. For the three months ended September 30, 2017, general and administrative expenses decreased by $304,326, or 33%, as compared to the three months ended September 30, 2016. The decrease resulted primarily because the Company had decreased its financial and administrative staff and auditor costs.

Results of Operations (continued)

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Difference
Sales	$2,325	$56,071	$(53,746)
Cost of Sales	(5,837)	(284,073)	278,236
Gross Profit	(3,512)	(228,002)	224,490
Operating Expenses:
Amortization and depreciation	415,230	413,602	(1,628)
Sales and marketing expenses	373,427	875,737	502,310
Research and development	1,204,029	2,096,025	891,996
General and administrative expenses	1,948,676	2,895,185	946,509
Total Operating Expenses	3,941,362	6,280,549	2,339,187
Other income (expenses)	1,356,330	1,600,314	(243,984)
Net Loss	$(2,588,545)	$(4,908,237)	$2,319,692

Amortization and depreciation

For the nine months ended September 30, 2017, amortization and depreciation increased $1,628, or .4% as compared to the nine months ended September 30, 2016 as additional charges related to intangible assets were incurred.

Sales and marketing

Sales and marketing expenses include costs related to advertising, marketing, and promotion of our products. For the nine months ended September 30, 2017, sales and marketing expenses decreased by $502,310 or 57%, as compared to the nine months ended September 30, 2016. The decrease resulted primarily due to the Company not raising as much capital as it did in the previous period.

Research and development

Research and development expenses consist primarily of consulting fees paid to develop the hardware and software of our products. Research and development expenses are expensed as they are incurred. For the nine months ended September 30, 2017, research and development expenses decreased by $891,996 or 43%, as compared to the nine months ended September 30, 2016. The decrease resulted primarily due to the Company shifting its efforts to developing its business and increasing commercialization.

General and administrative

General and administrative expenses consist primarily of corporate fees such as legal and professional, investor relations and accounting and administrative expenses. For the nine months ended September 30, 2017, general and administrative expenses decreased by $946,509, or 33%, as compared to the nine months ended September 30, 2016. The decrease resulted primarily because in the previous period a large number of warrants were issued to management of the Company.

Liquidity and Capital Resources

As at December 31, 2017 and 2016

As of December 31, 2017, the reporting issuer’s current assets were $525,939 (2016 - $618,894) and current liabilities were $10,921,161 (2016 - $8,333,688), which resulted in a working capital deficiency of $10,395,222 (2016 - $7,714,794). As of December 31, 2017, current liabilities were comprised of: (i) $4,188,326 in accounts payable and accrued expenses that arose from the Company’s focused efforts in engineering and development of the Cellular Network Extender products and the recently announced ROVR product. (ii) In addition, $3,196,983 is due to related parties comprised of unpaid consulting fees and expenses incurred by executive officers of the Company (iii) Unpaid taxes interest and penalties have been accrued related to operations in India which aggregate $478,284 (iv) Further, the Company is carrying notes payable of $2,230,786 and has provided for a derivative liability of $826,782 related to warrants and options outstanding that exceed the authorized capital of the Company.

As at December 31, 2017, the Company’s total assets were $3,520,219, comprised of: (i) $525,939 in current assets; and (ii) $1,786,211 comprised of the 5BARz™ intangible assets, net and (iii) $1,140,246 comprised of goodwill on the 60% investment in CelLynx Group, Inc., and (iii) $67,823 of furniture and equipment, net.

As at December 31, 2017, the Company’s total liabilities were $10,921,161 (2016 - $8,333,688).

Stockholders’ equity increased from a deficit balance of $4,129,209 at December 31, 2016 to stockholders’ deficit of $7,400,942 at December 31, 2017. This increase of $3,271,733 is attributable in the most part to a loss during the period of $4,081,129, which was offset by the issuance of equity securities of $1,005,199.

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

We anticipate that our operational and general and administrative expenses for the next 12 months will be substantial but maintained in relation to our ability to raise capital. When sufficient financing is received, we will add additional management, engineering, and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. The allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

As at December 31, 2016 and 2015

As of December 31, 2016, the reporting issuer’s current assets were $618,894 (2015 - $582,007) and current liabilities were $8,333,688 (2015 - $9,748,921), which resulted in a working capital deficiency of $7,714,794 (2015 - $9,166,914). As at December 31, 2016, current liabilities were comprised of: (i) $3,120,964 in accounts payable and accrued expenses that arose from the Company’s focused efforts in engineering and development of the Cellular Network Extender products and the recently announced ROVR product.  (ii) $2,261,133 is due to related parties comprised of unpaid consulting fees and expenses incurred by executive officers of the Company  (iii) Unpaid taxes interest and penalties have been accrued related to operations in India which aggregate $378,284 (iv) the Company is carrying notes payable of $1,270,764 and (v) the company has provided for a derivative liability of $1,302,543 related to warrants and options outstanding that exceed the authorized capital of the Company.

As at December 31, 2016, the Company’s total assets were $4,204,479, comprised of: (i) $618,894 in current assets; and (ii) $2,270,477 comprised of the 5BARz™ intangible assets, net (iii) $1,140,246 comprised of goodwill on the 60% investment in CelLynx Group, Inc., and (iv) $174,862 of furniture and equipment, net.

As at December 31, 2016, the Company’s total liabilities were $8,333,688 (2015 - $9,748,921).

Stockholders’ equity increased from a deficit balance of $5,129,116 at December 31, 2015 to stockholders’ deficit of $4,129,209 at December 31, 2016. This increase of $999,907 is attributable in the most part to a loss during the period of $4,331,216, which was offset by the issuance of equity securities of $6,980,030.

Liquidity and Capital Resources (continued)

As at December 31, 2016 and 2015

The Company has no substantial revenue to date and his incurred substantial net losses since inception. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz™ product and commence its planned operations.

We anticipate that our operational and general and administrative expenses for the next 12 months will be substantial but maintained in relation to our ability to raise capital. When sufficient financing is received, we will add additional management, engineering, and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. The allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Cash Flows used in Operating Activities

For the year ended December 31, 2017, net cash flows used in operating activities was $1,583,955 consisting primarily of cash used for general and administrative expenses, research and development and sales and marketing costs. In addition, the Company financed operating activities through a significant increase in accounts payable and accrued expenses in the amount of $2,083,357, and the issuance of stock-based compensation of $297,635.

For the year ended December 31, 2016, net cash flows used in operating activities was $4,499,689 consisting primarily of cash used for general and administrative expenses, research and development and sales and marketing costs. In addition, the Company financed operating activities through a significant increase in accounts payable and accrued expenses in the amount of $1,733,360, and the issuance of stock-based compensation of $1,208,820.

Cash Flows from Investing Activities

For the year ended December 31, 2017, net cash flows used in investing activities was $14,573 comprised of expenditures on furniture and equipment assets of $3,962, as well as $10,611 paid for the filing of additional patent applications.

For the year ended December 31, 2016, net cash flows used in investing activities was $104,118 comprised of expenditures on furniture and equipment assets of $92,396, as well as $11,722 paid for the filing of additional patent applications.

Cash Flows from Financing Activities

The Company has financed operations from the issuance of equity and debt securities. For the year ended December 31, 2017, net cash flows provided from financing activities was $1,411,868 comprised in part of proceeds from the sale of common stock in the amount of $438,720 and the issuance of convertible notes of $1,005,826. The Company repaid convertible notes for cash in the amount of $32,678.

The Company has financed operations from the issuance of equity and debt securities. For the year ended December 31, 2016, net cash flows provided from financing activities was $4,473,271 comprised in part of proceeds from the sale of common stock in the amount of $3,946,000 and the exercise of warrants of $622,083. The Company repaid convertible notes for cash in the amount of $94,812.

We expect that working capital requirements will continue to be funded through further issuances of securities or debt by the Company as well as the sales of equity in subsidiaries licensed to sell 5BARz product in foreign jurisdictions and from proceeds generated by sales, or through the leverage of these payments.

Plan of Operation and Funding

The Company has continued to finance operations through private placements by way of unit offerings to accredited investors. Each unit comprises of a share and warrant. In addition, during the year ended December 31, 2016 the Company financed by way of convertible debt as a bridge financing in front of larger financings in progress. In October 2017 the Company announced the engagement of Canaccord Genuity in Canada as investment advisor to the Company to work with the Company to meet cash requirements as the Company’s opportunities are expanding in India. This includes the future dual listing of the Company’s securities in Canada as well as the US. Generally, we have financed operations to date through private placement of equity and debt and an increase in liabilities due to individuals and businesses that work with the Company. It is the intent of the Company to reduce its net working capital deficit once revenues and proceeds for financing are generated from its planned principal operations in the upcoming year. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development and marketing of our line of product; and (ii) expansion of our operations on a more global scale.

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

Recent accounting pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. An entity should disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted for all public business entities. We anticipate that the adoption of this standard will increase the note disclosures of the nature, amount and timing of revenue and cash flows arising from contracts with customers in our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and was adopted by the Company at that time. Early adoption was permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The single performance-based award issued by the Company was not met and the opportunity to meet the award expired during 2016.  Accordingly, the adoption of the policy had no effect on the financial statements of the Company.

In April 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company adopted this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.  The Company did issue debt, with debt issue costs in 2015 of $45,000 in aggregate, that expense was recorded when issued.  The period of amortization on the debt instruments issued during the year was six months accordingly under the new policy amortization too place during the same fiscal year.  Accordingly, the adoption of this standard did not have a material impact on our consolidated financial statements.

Recent accounting pronouncements (continued)

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company currently uses lower of cost or net realizable value. The adoption of the policy in 2017 did not have a material impact on the financial statements.

On November 20, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires an entity to present all deferred tax assets and liabilities as non-current in a classified balance sheet. The update becomes effective January 1, 2017. The company adopted ASU 2015-17 for the periods presented. Adoption of this update did not result in a reclassification of current deferred tax assets/liability to non-current in our Consolidated Balance Sheets as of December 31, 2017 and 2016 as a result of the company having to provide a full valuation allowance on its deferred tax assets and liabilities.

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

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 is a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim period or annual period. The adoption of this policy for fiscal year 2017 did not have any effect on the financial statements as the payments were made to independent contractors and were in all cases for services or debt and were reflected as such in the statement of cash flows.  There were no income tax consequences of the awards.

The FASB issued ASU 2016-15, Compensation – Statement of Cash Flow (Topic 230). ASU 2016-15 provides a classification of how certain cash receipts and payments are presented and classification in the statement of cash flows. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any entity in any interim period or annual period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

The FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230). ASU 2016-18 provides a consensus of the Emerging Issue Task Force on the classification and presentation of changes in restricted cash on the statement of cash flows.  This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for any entity in any interim period or annual period. The adoption of this standard did not have a material impact on our consolidated financial statements. The company early adopted this standard and the early adoption did not have a material effect on the financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. As the Company has no business combinations after the effective date of this pronouncement, the Company expects no effect on the consolidated financial statements as a result of adopting this pronouncement.

Recent accounting pronouncements (continued)

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for public companies for any reporting period for which financial statements have not been issued.  The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this update address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The amendments apply to all companies that issue financial instruments (for example, warrants or convertible instruments) that include down round features. The amendments provide guidance as to whether the instruments should be classified as equity or liabilities, also guidance as to the calculation of earnings per share which is impacted by that instrument as well as classification as a derivative instrument and the valuation thereof. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted for public companies. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update address share-based payment transaction for acquiring goods and services from non-employees. The guidance addresses the financial disclosures with respect to the measurement, timing, performance conditions and classification of the awards. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the disclosure requirements for fair value measurement. The amendments in this update effect all entities that are required, under current GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including consideration of costs and benefits. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2019, including interim periods within those periods. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2017 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2017 or 2016, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Critical accounting policies and estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, including all pronouncements of the U.S. Securities and Exchange Commission applicable to the financial statements. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash held in trust

Cash held in trust is comprised in part of amounts held in escrow by law firms engaged by the Company for the purpose of attending to financings entered into by the Company.  Pursuant to the terms of the Company’s subscription agreement, those trust funds are non-interest-bearing loans held until such time as the subscription agreement is completed and the underlying security is issued by the Company.  These trust arrangements are not fixed term but occur from time to time in conjunction with financings in progress by the Company.

In addition, on April 3, 2013, the Company entered into a Trust Agreement with Next Digital Corporation, a Company controlled by Mr. Daniel Bland, the CEO, CFO and Director of the Company.  Mr. Bland is the designated trustee of the Next Digital Corporation trust account.  Trust fund deposits are made by the Company or investors of the Company to the Next Digital bank account. The Trust funds remain on the books of the Company as a cash asset, and said funds are utilized solely for operating expenses of the Company. The trust funds are disbursed solely by the Trustee for expenditures for and on behalf of the Company and are made in compliance with the internal controls and cash management policies of the Company. In June 2018 that trust account was closed.

Cash held in trust aggregated $376 on December 31, 2017, (2016 - $170,221), (2015 - $193,000).

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

In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2017, 2016 and 2015.

Long-Lived Assets Subject to Amortization

The Company amortizes assets with finite lives over their estimated useful lives and reviews them for impairment or whenever impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value.  Further, the Company measures the market cap of the Company, in relation to the underlying asset value to support the valuation of those assets.   Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. The assets are being amortized over their estimated useful life of seven to ten years.

There were no long-lived assets impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date that each of the following conditions are met, (i) shipment to customers are complete, (ii) when the price is fixed or determinable, (iii) the delivery is completed, (iv) no other significant obligations of the Company exist, and (v) collectability is reasonably assured.

Foreign currency translation

Items included in the financial statements are measured using their functional currency, being the currency of the primary economic environment in which the Company operates. The financial statements are presented in US dollar which is the Company’s functional and presentation currency. Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee.  The functional currency in the Company’s subsidiary 5BARz Pte. Ltd. in Singapore is the Singapore Dollar. The functional currency in the Company’s subsidiary in the Grand Caymans is the US Dollar which is equivalent to the Cayman Island dollar. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translated gain and loss adjustments are accumulated as a component of stockholders’ equity with other comprehensive income.

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”. As a result, the conversion feature is marked to market at each reporting period. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Derivative Financial Instruments (continued)

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

Contractual Obligations

The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows discussed previously. The following table summarizes our contractual obligations at December 31, 2017:

December 31, 2017	1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
Operating leases – US	$35,649	Nil	Nil	Nil
Operating leases – India	$68,443	$108,675	Nil	Nil
Total	$104,092	$108,675	Nil	Nil

On July 24, 2013 the Company entered into a lease agreement in San Diego for facilities, which commenced on October 1, 2013. Pursuant to the terms of that lease, the Company committed over a period of 39 months. In May 2014, the Company entered into a commitment to expand the Company’s leased facilities in San Diego for a period of 66 months, from September 1, 2014. The Company quit the lease agreement in June 2017. The facilities remained vacant from July 2017 through January 2018 and the Company has accrued its lease obligations for this period. The facilities were leased to another party in February 2018. As a result, the future minimum lease payments for the existing and expanded facilities at December 31, 2017 is $24,916.

On August 24, 2017, the Company entered into a lease agreement for the lease of an office facility in Miami, FL, commencing on September 1, 2017. Pursuant to the terms of the lease, the Company is committed to a lock-in-period of 12 months, expiring on August 31, 2018. This lease was subsequently terminated in March 2018 and cancelled by the landlord. The future minimum lease payments at December 31, 2017 is $10,733.

On April 01, 2018 the Company entered into a month to month lease in Miami.

On June 30, 2016, the Company’s subsidiary, 5BARz India Pvt. entered into a lease agreement for the lease of an office facility in Bangalore, India. Pursuant to the terms of the lease the Company is committed to a lock-in-period of three years. The future minimum lease payments at December 31, 2017 and December 31, 2016 is $177,118 and $256,661, respectively.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date that each of the following conditions are met, (i) shipment to customers are complete, (ii) when the price is fixed or determinable, (iii) the delivery is completed, (iv) no other significant obligations of the Company exist, and (v) collectability is reasonably assured.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our financial statements, the Company has sales of $2,329 for the year ended December 31, 2017 (2016 - $71,374, 2015 - $2,350). The Company incurred losses of $4,081,129 during the year ended December 31, 2017 (2016 - $4,331,216, 2015 - $10,428,766). Cash used in operating activities was $1,583,955, (2016 - $4,499,689, 2015 - $4,042,141). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time, so they are not susceptible to these market risks.  If, however, the Company begins to generate substantial revenue, operations will be materially impacted by interest rates and market prices.

Item 8. Financial Statements and Supplementary Data

5BARz INTERNATIONAL, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets:
At December 31, 2017, December 31, 2016 and 2015	F-2

Consolidated Statements of Operations and Comprehensive Loss:
For the years ended December 31, 2017, December 31, 2016 and 2015	F-3

Consolidated Statements of Cash Flows:
For the years ended December 31, 2017, December 31, 2016 and 2015	F-4

Consolidated Statements of Stockholders' (Deficit) Equity:
For the years ended December 31, 2017, December 31, 2016 and 2015	F-5

Notes to Consolidated Financial Statements:	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of 5BARz International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 5BARz International, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, 2016 and 2015, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2013.

New York, NY

February 25, 2019

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2017, 2016 AND 2015

	December 31,	December 31,	December 31,
	2017	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$167,054	$57,830	$101,561
Cash held in trust	376	170,221	193,000
Inventories	89,892	195,523	167,059
Prepaid expenses and deposits	268,617	175,962	119,061
Other receivables	—	19,358	1,326
TOTAL CURRENT ASSETS	525,939	618,894	582,007

FIXED ASSETS:
Furniture and equipment, net	67,823	174,862	143,967
OTHER ASSETS:
Intangible assets, net	1,786,211	2,270,477	2,753,585
Goodwill	1,140,246	1,140,246	1,140,246
TOTAL OTHER ASSETS	2,926,457	3,410,723	3,893,831
TOTAL ASSETS	$3,520,219	$4,204,479	$4,619,805

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,188,326	$3,120,964	$3,941,378
Due to related parties	3,196,983	2,261,133	1,055,840
Taxes, interest and penalties	478,284	378,284	—
Derivative liabilities	826,782	1,302,543	1,868,439
Notes payable	2,230,786	1,270,764	2,883,264
TOTAL CURRENT LIABILITIES	10,921,161	8,333,688	9,748,921
TOTAL LIABILITIES	10,921,161	8,333,688	9,748,921
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 600,000,000 shares authorized; 465,886,577, 434,427,531 and 298,097,334 shares issued and outstanding as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively	465,887	434,428	298,096
Capital in excess of par value	25,299,959	24,395,983	19,265,220
Accumulated deficit	(33,876,475)	(29,810,180)	(25,260,274)
Accumulated other comprehensive income (loss)	(31,738)	94,301	30,275
TOTAL 5BARz STOCKHOLDERS' DEFICIT	(8,142,367)	(4,885,468)	(5,666,683)
Non-controlling interest	741,425	756,259	537,567
TOTAL STOCKHOLDERS' DEFICIT	(7,400,942)	(4,129,209)	(5,129,116)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,520,219	$4,204,479	$$4,619,805

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	December 31, 2017	December 31, 2016	December 31, 2015

Sales	$2,329	$71,374	$2,350
Cost of Sales	(90,146)	(280,536)	(6,989)
Gross profit (loss)	(87,817)	(209,162)	(4,639)
Operating expenses:
Amortization and depreciation	549,374	555,396	566,929
Sales and marketing expenses	433,504	813,856	1,179,616
Research and development	1,323,422	2,980,248	3,148,561
General and administrative expenses	2,485,305	3,737,872	3,190,058
Total operating expenses	4,791,605	8,087,372	8,085,164

Loss from operations	(4,879,422)	(8,296,534)	(8,089,803)

Other income (expense):
Change in fair value of derivative liability	1,144,834	3,485,801	45,356
Gain on settlement of debt	122,187	485,440	—
Write off of debt – Cellynx Inc. payables	—	579,395	—
Loss on investment contract	—	(246,813)	—
Interest expense	(453,395)	(200,577)	(1,474,307)
Interest expense – debt discount	—	(111,630)	(754,761)
Other income	84,667	—	—
Taxes, interest and penalties expenses	(100,000)	(175,000)	—
Gain (loss) liquidation of 5Barz AG	—	148,702	(155,251)
Total other income (expense)	798,293	3,965,318	(2,338,963)
Net loss	(4,081,129)	(4,331,216)	(10,428,766)
Less: Non-controlling interest share of net loss (income)	14,834	(218,692)	30,722
Net loss, controlling interest	$(4,066,295)	$(4,549,908)	$(10,398,044)
Basic and diluted (loss) per common share	(0.01)	(0.01)	(0.04)
Weighted average number of shares outstanding	441,108,924	357,980,010	232,848,166
Net loss, controlling interest	(4,066,295)	(4,549,908)	(10,398,044)
Other comprehensive income
Foreign currency translation gain (loss)	126,039	(64,026)	(1,358)
Other comprehensive income (loss)	126,039	(64,026)	(1,358)
Total comprehensive loss	$(3,940,256)	$(4,613,934)	$(10,399,402)

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,081,129)	$(4,331,216)	$(10,428,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549,374	555,396	566,929
Stock based compensation	122,432	297,117	375,697
Warrants issued for services	175,203	911,703	—
Change in fair value of derivative liability	(1,144,834)	(3,485,801)	(45,356)
Common shares issued for services	290,632	411,058	1,235,321
Interest expense – debt discount	—	111,630	754,761
Loss/Gain on 5BARz AG liquidation	—	(148,702)	155,251
Inventory reserves	82,600	84,400
Gain on settlement of debt	(122,187)	(485,440)	—
Write off of debt – Cellynx Inc.	—	(579,395)
Other income	(84,667)	—	—
Loss on disposition of assets	46,173	—	—
Changes in operating assets and liabilities:
Change in inventories	42,863	(55,936)	(1,968)
Change in other receivable	19,358	(18,032)	(1,326)
Change in accounts payable and accrued expenses	2,083,357	1,733,360	1,949,706
Change in taxes, interest and penalties	100,000	378,284	—
Change in prepaid expenses and deposits	(92,655)	(46,855)	(45,350)
Change in unpaid interest and penalties on notes payable	429,525	168,740	1,442,960
Net cash used in operating activities	(1,583,955)	(4,499,689)	(4,042,141)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(10,611)	(11,722)	(9,418)
Purchase of furniture and equipment assets	(3,962)	(92,396)	(22,413)
Net cash used in investing activities	(14,573)	(104,118)	(31,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	1,005,826	—	2,476,750
Proceeds used to settle notes payable	(32,678)	(94,812)	(1,071,434)
Proceeds from exercise of warrants	—	622,083	—
Proceeds from issuance of common stock	438,720	3,946,000	2,960,168
Cancellation of capital leases	—	—	(18,804)
Net cash provided by financing activities	1,411,868	4,473,271	4,346,680

Effect of foreign currency exchange on cash	126,039	64,026	(3,250)

NET CHANGE IN CASH	(60,621)	(66,510)	269,458

CASH AND CASH HELD IN TRUST, BEGINNING OF YEAR	228,051	294,561	25,103

CASH AND CASH HELD IN TRUST, END OF YEAR	$167,430	$228,051	$294,561
Supplementary disclosure of Cash Flow Information
Cash paid for interest	—	$3,466	$11,723
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable and accrued expenses to common stock	$488,872	$1,729,739	$458,852
Settlement of accounts payable with common stock	$86,975	$271,149	$109,000
Issuance of warrants in connection with debt	$—	$—	$600,000
Reclassification warrants to derivative liabilities from equity	$—	$—	$1,823,083
Cancellation of capital lease	$—	$—	$83,940
Issuance of shares for services	$290,632	$411,059	$1,235,321

The accompanying notes are an integral part of these consolidated financial statements

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock		Excess of	Accumulated	Other Compre- hensive	Non- Controlling
	Shares	Amount	Par Value	Deficit	Income	Interest	Total
Balances, January 1, 2015	213,384,526	$213,383	$15,135,856	$(14,862,230)	$31,633	$568,289	$1,086,931
Shares issued for cash	59,344,173	59,344	2,900,824	—	—	—	2,960,168
Shares issued for services	14,097,220	14,098	1,221,223	—	—	—	1,235,321
Shares issued for debt	2,180,000	2,180	106,820	—	—	—	109,000
Conversion of convertible note	9,091,415	9,091	449,761	—	—	—	458,852
Stock option expense	—	—	375,697	—	—	—	375,697
Warrants issued with debt	—	—	531,468	—	—	—	531,468
Beneficial conversion feature of debt	—	—	366,654	—	—	—	366,654
Reclassification of warrants to derivative liability upon issuance	—	—	(1,823,083)	—	—	—	(1,823,083)
Net loss	—	—	—	(10,398,044)	—	(30,722)	(10,428,766)
Foreign currency loss -AOCI	—	—	—	—	(1,358)	—	(1,358)
Balances, December 31, 2015	298,097,334	$298,096	$19,265,220	$(25,260,274)	$30,275	$537,567	$(5,129,116)

Shares issued for cash	78,920,000	78,920	3,867,080				3,946,000
Shares issued for service	8,221,554	8,222	402,837				411,059
Shares issued for debt	3,532,304	3,532	267,617				271,149
Shares on settlement of notes	33,214,671	33,215	1,696,524				1,729,739
Shares on exercise of warrants	12,441,668	12,443	609,642				622,085
Reclassification options/warrants			(2,921,759)				(2,921,759)
Warrants issued for services			911,704				911,704
Stock option expense			297,118				297,118
Net loss				(4,549,908)		218,692	(4,331,216)
Foreign currency gain (loss) - AOCI					64,026		64,026
Balances, December 31, 2016	434,427,531	434,428	24,395,983	(29,810,180)	94,301	756,259	(4,129,209)

Shares issued for cash	11,857,332	11,857	426,863				438,720
Shares issued for service	5,118,112	5,118	285,514				290,632
Shares issued for debt	1,736,505	1,737	85,238				86,975
Shares on settlement of notes	11,072,431	11,072	477,800				488,872
Reclassification options/warrants			(669,074)				(669,074)
Shares issued and un- released	1,674,666	1,675	—				1,675
Warrants issued for services			175,203				175,203
Stock option expense			122,432				122,432
Net loss				(4,066,295)		(14,834)	(4,081,129)
Foreign currency loss - AOCI					(126,039)		(126,039)
Balances, December 31, 2017	465,886,577	465,887	25,299,959	(33,876,475)	(31,738)	741,425	(7,400,942)

 The accompanying notes are an integral part of these consolidated financial statements.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 1 – Organization and Going Concern

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was originally named “Bio-Stuff” and was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010 the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for a 50% interest in certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network extenders”. The initial 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. (the founder of the 5BARz technology) and a 60% interest in the intellectual property underlying the 5BARz™ cellular network extender products. During 2016, the Company developed a next generation Wifi router and smart home hub, the ROVR, equipped with the 5BARz Smart Experience connectivity software and applications. On January 12, 2015, the Company incorporated two new subsidiaries, 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India. On June 27, 2016, the Company incorporated 5BARz Pte. Ltd. in Singapore a 100% owned subsidiary. On January 18, 2017, the Company incorporated 5BARz Global Technology in Grand Cayman a 100% owned subsidiary.

These consolidated financial statements reflect the financial position for the Company and its subsidiary companies, CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%), 5BARz India Private Limited (99.9%), 5BARz Pte. Ltd. (100%) in Singapore and 5BARz Global Technology in Grand Cayman (100%). Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our financial statements, the Company has sales of $2,329 for the year ended December 31, 2017 (2016 - $71,374, 2015 - $2,350). The Company incurred losses of $4,081,129 during the year ended December 31, 2017 (2016 - $4,331,216, 2015 - $10,428,766). Cash used in operating activities was $1,583,955, (2016 - $4,499,689, 2015 - $4,042,141). The Company has recurring net losses since inception with an accumulated deficit of $33,876,475 as of December 31, 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management’s assessment of the significant factors includes several quantitative and qualitative conditions.

•

Continued ability to generate proceeds from private placements – since inception of the business in 2008, the Company has financed operations through private placements and debt. The Company’s gross proceeds warrants exercise, from private placements and convertible debt for the year ended December 31, 2017 was $1,444,546 compared to $4,568,083 in 2016 and $5,436,918 in 2015. Further, the availability of capital markets for the Company have facilitated the Company’s ability to pay for services and settle debt by way of the issuance of common shares.  During 2017 the Company settled debt, paid for services by the issuance of $866,479 in common shares, compared to $2,411,947 in 2016 and $1,803,173 in 2015.

•

Product Commercialization – In August 2015, the Company became an approved vendor and received its first purchase orders for the Company’s patented “Cellular Network Extender” from a Tier 1 cellular network operator in India. Since that time the Company has received follow on orders from that customer. In March 2016, the Company became an approved vendor and received its first purchase orders for product from a second Tier 1 cellular network operator in India for Cellular Network Extenders.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Going concern (continued)

•         Broadband Diversification Opportunity – In conjunction with the work by the Company with Cellular Network operators in India, the Company has commenced delivery of a new product the 5BARz ROVR, a smart WIFI device, pursuant to an agreement with a tier one broadband Company in India.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 – Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America and the rules and regulation of the U.S. Securities and Exchange Commission (SEC).

The accompanying consolidated financial statements include the accounts of 5BARz International Inc., and its subsidiary companies CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%) in Mexico, 5BARz India Private Limited (99.9%) in India, 5BARz Pte. Limited (100%) in Singapore and 5BARz Global Technology in Grand Cayman. Results of operations for subsidiary companies are reflected only from the date of acquisition of that subsidiary, for the period indicated in the respective statements. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairment analysis for long lived assets, income taxes, litigation, valuation of derivative instruments, stock based compensation and inventory reserves. Actual results could differ from those estimates.

Research and development costs

Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

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

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the FIFO method. As of December 31, 2017, the Company’s component inventory for production in India had a value of $83,428 (2016 - $97,169, 2015 – Nil). In addition, engineering component inventory in the US aggregates $6,464, further finished goods in Mexico had a cost basis of $92,383 at December 31, 2016 and net carry value of Nil at December 31, 2017.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. The Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2017, 2016 and 2015.

Cash held in trust

Cash held in trust is comprised in part of amounts held in escrow by law firms engaged by the Company for the purpose of attending to financings entered into by the Company.  Pursuant to the terms of the Company’s subscription agreement, those trust funds are non-interest-bearing loans held until such time as the subscription agreement is completed and the underlying security is issued by the Company.  These trust arrangements are not fixed term but occur from time to time in conjunction with financings in progress by the Company.

In addition, on April 3, 2013, the Company entered into a Trust Agreement with Next Digital Corporation, a Company controlled by Mr. Daniel Bland, the CEO, CFO and Director of the Company.  Mr. Bland is the designated trustee of the Next Digital Corporation trust account.  Trust fund deposits are made by the Company or investors of the Company to the Next Digital bank account. The Trust funds remain on the books of the Company as a cash asset, and said funds are utilized solely for operating expenses of the Company. The trust funds are disbursed solely by the Trustee for expenditures for and on behalf of the Company and are made in compliance with the internal controls and cash management policies of the Company. In June 2018 that trust account was closed.

Cash held in trust aggregated $376 on December 31, 2017, (2016 - $170,221), (2015 - $193,000).

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Long-Lived Assets Subject to Amortization

The Company amortizes assets with finite lives over their estimated useful lives and reviews them for impairment or whenever impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value.  Further, the Company measures the market cap of the Company, in relation to the underlying asset value to support the valuation of those assets.   Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. The assets are being amortized over their estimated useful life of seven to ten years.

There were no long-lived assets impairment charges recorded during the years ended December 31, 2017, 2016 and 2015.

Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date that each of the following conditions are met, (i) shipment to customers are complete, (ii) when the price is fixed or determinable, (iii) the delivery is completed, (iv) no other significant obligations of the Company exist, and (v) collectability is reasonably assured.

Foreign currency translation

Items included in the financial statements are measured using their functional currency, being the currency of the primary economic environment in which the Company operates. The financial statements are presented in US dollar which is the Company’s functional and presentation currency. Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee.  The functional currency in the Company’s subsidiary 5BARz Pte. Ltd. in Singapore is the Singapore Dollar. The functional currency in the Company’s subsidiary in the Grand Caymans is the US Dollar which is equivalent to the Cayman Island dollar. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translated gain and loss adjustments are accumulated as a component of stockholders’ equity with other comprehensive income.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Mexico, India and Singapore bank accounts. There were aggregate uninsured cash balances of $83,784 at December 31, 2017, $44,266 at December 31, 2016 and $13,634 at December 31, 2015, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners’ sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations:

	December 31,	December 31,	December 31,
	2017	2016	2015
Assets- U.S.	$3,129,229	$3,826,006	$4,396,990
Assets- Mexico	3,355	94,147	172,170
Assets- India	386,789	243,570	50,645
Assets - Singapore	846	40,756	—
Assets- Total	$3,520,219	$4,204,479	$4,619,805

Liabilities- U.S.	$9,145,727	$7,106,868	$9,540,657
Liabilities- Mexico	166,198	154,341	57,422
Liabilities- India	1,577,830	1,067,090	150,842
Liabilities - Singapore	31,406	5,389	—
Liabilities- Total	$10,921,161	$8,333,688	$9,748,921

	December 31,	December 31,	December 31,
	2017	2016	2015
Revenues- U.S.	$—	$—	$—
Revenues- Mexico	—	—	2,350
Revenues- India	2,329	71,374	—
Revenues – Singapore	—	—	—
Revenues- Total	$2,329	$71,374	$2,350

Net Loss- U.S.	$2,637,634	$2,464,389	$9,720,192
Net loss - Mexico	109,215	191,376	98,301
Net loss - India	1,276,203	1,415,001	610,273
Net loss - Singapore	58,077	260,450	—
Net Loss- Total	$4,081,129	$4,331,216	$10,428,766

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, other receivable, accounts payable and accrued expenses, amounts due to related parties, notes payable and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Fair value of financial instruments (continued)

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis:

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2017	$826,782	$—	$—	$826,782
December 31, 2016	$1,302,543	$—	$—	$1,302,543
December 31, 2015	$1,868,439	$—	$—	$1,868,439

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2017	December 31, 2016	December 31, 2015
Beginning balance	$1,302,543	$1,868,439	$547,940
Aggregate fair value of conversion feature upon issuance of common shares	—	—	(457,228)
Change in fair value of derivative liabilities	(1,144,834)	(3,485,801)	(45,356)
Reclassification of warrants to derivative liability	643,085	2,785,655	1,823,083
Reclassification of options to derivative liability	25,988	134,249	—
Ending balance	$826,782	$1,302,543	$1,868,439

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	December 31, 2017	December 31, 2016	December 31, 2015
Stock price	$0.042	$0.0513	$0.10
Volatility	89.33%	104.69%	91.3%
Risk-free interest rate	1.39%	0.51%	0.04%
Dividend yield	0.0%	0.0%	0.0%
Expected life	1.96 years	1.31 years	0.01 years

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Derivative instruments

/

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”. As a result, the conversion feature is marked to market at each reporting period. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Amortization of Debt Discount

The Company issued various debt with warrants for which total proceeds were allocated to individual instruments based on the relative fair value of each instrument at the time of issuance. The value of the debt was recorded as discount on debt and amortized over the term of the respective debt.

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under ASC 718, the Company’s volatility is based on the historical volatility of the Company’s stock. The expected life assumption is primarily based on historical exercise patterns, the option is based on the simplified method of term, and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

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

The Company incurred stock based compensation charges relating to options during the year ended December 31, 2017, 2016 and 2015 as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
General and administrative	$122,432	$256,466	$146,932
Research and development	—	33,644	98,741
Sales and marketing	—	7,007	130,024
Total	$122,432	$297,117	$375,697

Net loss per share

The Company reports net loss per share in accordance with the ASC Topic 260, “Earnings Per Share”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at December 31, 2017, December 31, 2016 and December 31, 2015 respectively of 313,273,100, 235,101,809 and 155,670,170 were not included in the calculation of loss per common share, because their effect would be anti-dilutive. The break-out of these potentially dilutive securities is as follows;

Year	Options	Warrants	Convertible notes	Total
2017	22,952,000	222,869,429	67,451,671	313,273,100
2016	26,345,000	188,125,232	20,631,577	235,101,809
2015	15,480,000	102,188,477	38,001,693	155,670,170

The Company may not have sufficient Common shares available to issue should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares. (see Note 10 for derivative liabilities).

The Company applies sequencing with respect to such commitments and other circumstances as disclosed in its accounting policies for derivatives.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Recent Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. An entity should disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted for all public business entities. We anticipate that the adoption of this standard will increase the note disclosures of the nature, amount and timing of revenue and cash flows arising from contracts with customers in our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and was adopted by the Company at that time. Early adoption was permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The single performance-based award issued by the Company was not met and the opportunity to meet the award expired during 2016.  Accordingly, the adoption of the policy had no effect on the financial statements of the Company.

In April 2015, the FASB issued ASU 2015-03 on “Simplifying the Presentation of Debt issuance costs” The ASU changes the presentation of debt issue costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability. Amortization of the cost is reported as an interest expense. The amendments in this ASU are effective for public business entities for annual periods ending after December 15, 2015. Early adoption is permitted. The Company adopted this ASU effective December 31, 2015 upon issuance of its annual audited financial statements. At that time the Company would apply the new guidance retrospectively to all prior periods.  The Company did issue debt, with debt issue costs in 2015 of $45,000 in aggregate, that expense was recorded when issued.  The period of amortization on the debt instruments issued during the year was six months accordingly under the new policy amortization too place during the same fiscal year.  Accordingly, the adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory: Simplifying the Measurement of Inventory”, that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Early adoption is permitted. The Company currently uses lower of cost or net realizable value. The adoption of the policy in 2017 did not have a material impact on the financial statements.

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

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

The FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 is a simplification initiative involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim period or annual period. The adoption of this policy for fiscal year 2017 did not have any effect on the financial statements as the payments were made to independent contractors and were in all cases for services or debt and were reflected as such in the statement of cash flows.  There were no income tax consequences of the awards.

The FASB issued ASU 2016-15, Compensation – Statement of Cash Flow (Topic 230). ASU 2016-15 provides a classification of how certain cash receipts and payments are presented and classification in the statement of cash flows.  The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for any entity in any interim period or annual period. The Company do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

The FASB issued ASU 2016-18, Statement of Cash Flow (Topic 230). ASU 2016-18 provides a consensus of the Emerging Issue Task Force on the classification and presentation of changes in restricted cash on the statement of cash flows.  This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted for any entity in any interim period or annual period. The adoption of this standard did not have a material impact on our consolidated financial statements. The company early adopted this standard and the early adoption did not have a material effect on the financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. As the Company has no business combinations after the effective date of this pronouncement, the Company expects no effect on the consolidated financial statements as a result of adopting this pronouncement.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for public companies for any reporting period for which financial statements have not been issued.  The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 2 – Summary of significant accounting policies (continued)

Recent Accounting Pronouncements (continued)

In July 2017, the FASB issued ASU 2017-11, Earnings per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in this update address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The amendments apply to all companies that issue financial instruments (for example, warrants or convertible instruments) that include down round features. The amendments provide guidance as to whether the instruments should be classified as equity or liabilities, also guidance as to the calculation of earnings per share which is impacted by that instrument as well as classification as a derivative instrument and the valuation thereof. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted for public companies. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for public companies for any reporting period for which financial statements have not been issued. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update address share-based payment transaction for acquiring goods and services from non-employees. The guidance addresses the financial disclosures with respect to the measurement, timing, performance conditions and classification of the awards. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the disclosure requirements for fair value measurement. The amendments in this update effect all entities that are required, under current GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including consideration of costs and benefits. The amendments in this update are effective for all companies for annual periods beginning after December 15, 2019, including interim periods within those periods. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2017 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2017 or 2016, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date up to the date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed in Note 16.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at December 31, 2017, December 31, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Furniture and equipment	$99,797	$172,188	$151,191
Research and development equipment	78,367	78,367	13,367
Leasehold improvements	—	62,527	56,128
	178,164	313,082	220,686
Accumulated amortization & depreciation	(110,341)	(138,220)	(76,719)
Furniture & equipment net	$67,823	$174,862	$143,967

During the years ended December 31, 2017, 2016 and 2015 the Company incurred amortization and depreciation expense of $54,018, $61,501 and $72,870 respectfully.

 Note 4 – Intangible Assets, net

Intangible assets which are recorded at cost comprise of:

	December 31, 2017	December 31, 2016	December 31, 2015
Technology	$3,098,391	$3,087,989	$3,077,244
Marketing and distribution agreement	370,000	370,000	370,000
Trademarks	264	264	264
License rights	1,348	1,348	1,348
	3,470,003	3,459,601	3,448,856
Accumulated amortization	(1,683,792)	(1,189,124)	(695,271)
Technology and other intangibles, net	$1,786,211	$2,270,477	$2,753,585

On August 2, 2014, the Company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the year ended December 31, 2017, $494,668 (2016 - $493,853, 2015 - $491,865) was recorded as amortization on technology and other intangibles. The Company’s estimated technology amortization over the next five years is expected to be $1,786,211.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 4 – Intangible Assets, net (continued)

The estimated amortization of intangible assets for the five years ended December 31, 2022 is as follows:

For the years ended December 31,	Total	Technology	Marketing and distribution agreement
2018	$494,232	$441,375	$52,857
2019	494,232	441,375	52,857
2020	494,232	441,375	52,857
2021	303,515	272,682	30,833
2022	—	—	—
	$1,786,211	$1,596,807	$189,404

 Note 5 - Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017, December 31, 2016 and 2015 is as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Goodwill – beginning of year	$1,140,246	$1,140,246	$1,140,246
Goodwill – end of year	$1,140,246	$1,140,246	$1,140,246

  5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 6 - Income taxes and Tax Deductions at Source (TDS)

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Domestic	$(2,618,595)	$(2,244,052)	$(9,713,671)
Foreign	(1,462,534)	(2,087,164)	(715,095)
Loss from continuing operations before provision for income taxes	$(4,081,129)	$(4,331,216)	$(10,428,766)

The income tax provision (benefit) consists of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Foreign
Current	$—	$—	$—
Deferred	(373,577)	(550,276)	(136,663)
U.S. federal
Current	—	—	—
Deferred	2,706,079	(1,579,127)	(3,268,587)
State & local
Current	—	—	—
Deferred	(234,098)	(19,698)	(58,656)
Total	2,098,404	(2,149,101)	(3,463,906)

Change in valuation allowance	(2,098,404)	2,149,101	3,463,906

Income tax provision (benefit)	$—	$—	$—

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
U.S. federal statutory income tax rate (benefit)	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(2.7%)	(0.4%)	(0.6%)
Change in fair value of derivative liability	(10.3%)	(28.5%)	0.1%
Permanent differences	0.1%	1.0%	2.5%
Foreign Tax Rate Differential	2.0%	2.1%	0.2%
Research tax credit	0.0%	(1.7%)	(2.3%)
Tax reform impact on deferred taxes	97.8%
Other	1.4%	7.3%	1.8%
Change in valuation allowance	(51.4%)	50.8%	33.6%
Effective rate	0.0%	0.0%	0.0%

 5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 6 - Income taxes and Tax Deductions at Source (TDS)

(continued)

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating loss carryovers	$7,335,196	$9,303,936	$7,537,193
R and D credit	489,351	489,351	563,641
Stock-based compensation	709,218	902,468	491,371
Derivative liability	59,056	83,674	84,174
Intangible asset amortization	89,931	66,536	6,634
Total deferred tax assets	8,682,752	10,845,965	8,683,013
Valuation allowance	(8,600,408)	(10,730,878)	(8,581,777)
Deferred tax asset, net of valuation allowance	82,344	115,087	101,236
Deferred tax liabilities
Fixed asset depreciation	(23,288)	(31,413)	(17,062)
Intangible asset amortization	—	—	—
Convertible debt	(59,056)	(83,674)	(84,174)
Total deferred tax liabilities	(82,344)	(115,087)	(101,236)
Net deferred tax asset (liability)	$—	$—	$—

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017. The 2017 Tax Act made a significant number of changes to existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and it also provides for a one-time transition tax on certain unremitted foreign earnings (the “Transition Tax”). As a result, the Company recorded an income tax of $4.0 million related to the re-measurement of deferred tax assets and liabilities resulting from the reduction of the federal corporate tax rate. This amount was netted against the valuation allowance reserve, thus resulting in no impact in the income statement. The Company has performed an analysis of its post-1986 earnings and profits of its foreign subsidiaries and has estimated an overall accumulated net deficit, therefore no amounts have been recorded relative to the Transition Tax.

As of December 31, 2017, 2016 and 2015, the Company had $28,051,471, 24,836,172 and $20,952,494 of U.S. federal and state net operating loss carryovers (“NOL’s”), respectively, to offset future taxable income. In accordance with section 382 of the Internal Revenue Code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control. The Company has not performed a section 382 study and has determined that ownership changes may have occurred, therefore the utilization of these NOL's may be subject to limitations based on past and future changes in ownership of the Company. Additionally, at December 31, 2017 and 2016 respectively, the Company had $3,738,577 and $2,498,137 of foreign net operating loss carryforwards. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The Company did not have any undistributed earnings in foreign subsidiaries at December 31, 2017 and 2016 respectively. The Company foreign earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 6 - Income taxes and Tax Deductions at Source (TDS) (continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the changes in the valuation allowance were ($2,098,404), $2,149,101 and $3,463,906, respectively.

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

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the consolidated statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the year ended December 31, 2017, December 31, 2016 and December 31, 2015. As of December 31, 2017, December 31, 2016, and December 31, 2015 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Foreign earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits).

In fiscal years ended in December 31, 2017 and 2016 in India the Company has failed to remit Tax Deductions at source (TDS) on a timely basis. The Company has accrued principal and interest, and a discretionary penalty of $478,284 as payable at December 31, 2017. In 2016 the principal and interest accrued, and a discretionary penalty was $378,284.  The Company recorded the 2017 penalties of $100,000 in the taxes interest and penalty expense (2016 - $175,000).  The balance of the unpaid TDS and interest amounts in 2017 and 2016 is recorded as general and administrative expenses, and sales and marketing related to payroll.  In addition to penalties assessed, officers of the Company can be prosecuted for failure to remit payments on a timely basis. In addition, the Company has accrued approximately $26,000 for non-filing of annual returns with MCA (Ministry of Corporate Affairs) and not holding Annual General Meetings in India, which was included in $478,284 as payable at December 31, 2017.

Note 7 – Sales of common stock

On September 8, 2016, the Company convened an annual general meeting of shareholders and increased the authorized number of shares from 400,000,000 to 600,000,000. However, the Company will still not have sufficient common shares available to issue if all the conversions and exercises occur.

During the years ended December 31, 2017, 2016 and 2015, the Company has issued shares of common stock as follows:

Shares issued for cash

During the period January 1, 2015 to March 31, 2015, the Company issued 5,022,500 units at a price of $0.05 per unit for aggregate proceeds of $251,125. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant. The Company also issued 146,667 shares and warrants to acquire a further 146,667 shares at a price of $0.30, for a period of two years, pursuant to the terms of a share purchase amending agreement. The agreement relates to units issued pursuant to a private placement at $0.15 per unit on November 14, 2014. Aggregate proceeds paid to the Company were $11,000 and the adjustment changes the issue price to $0.05 per unit.

During the period April 1, 2015 to June 30, 2015, the Company issued 11,869,000 units at a price of $0.05 per unit for aggregate proceeds of $593,450. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 7 – Sales of common stock (continued)

Shares issued for cash (continued)

During the period July 1, 2015 to September 30, 2015, the Company issued 12,395,000 units at a price of $0.05 per unit for aggregate proceeds of $619,750. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.30 per share acquired, with a two-year term on the attached warrant.

During the period October 1, 2015 to December 31, 2015, the Company issued 21,181,006 units at a price of $0.05 per unit for aggregate proceeds of $1,059,050. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. During the period from December 21, 2015 to December 24, 2015, the Company issued 8,730,000 shares for the sale of stock at a price of $0.05 per share in lieu of warrants that have expired. The shares have a total value of $436,500.

During the period January 1, 2016 to March 31, 2016, the Company issued 27,820,000 units at a price of $0.05 per unit for proceeds of $1,391,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period April 1, 2016 to June 30, 2016, the Company issued 20,920,000 units at a price of $0.05 per unit for proceeds of $1,046,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2016 to September 30, 2016, the Company issued 15,940,000 units at a price of $0.05 per unit for proceeds of $797,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 12,441,668 shares at a price of $0.05 per share pursuant to the notices of exercise of warrants for aggregate proceeds of $622,083.

During the period October 1, 2016 to December 23, 2016, the Company issued 3,240,000 units at a price of $0.05 per unit for proceeds of $162,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. During the period December 19, 2016 to December 22, 2016, the Company issued 11,000,000 units at a price of $0.05 per unit for proceeds of $550,000. Each unit is comprised of one common share and two share purchase warrant to acquire two shares at a strike price of $0.20 each for a period of two years from the date of issue.

During the period January 1, 2017 to March 31, 2017, the Company issued 1,100,000 units at a price of $0.05 per unit for proceeds of $55,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 1,800,000 units at a price of $0.05 per unit for proceeds of $90,000. Each unit is comprised of one share and two share purchase warrants to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period April 1, 2017 to June 30, 2017, the Company issued 460,000 units at a price of $0.05 per unit for proceeds of $23,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 460,000 units at a price of $0.045 per unit for proceeds of $20,700. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company issued 400,000 units at a price of $0.04 per unit for proceeds of $16,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. Lastly, the Company issued 210,666 units at a price of $0.03 per unit for proceeds of $6,320. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2017 to September 30, 2017, the Company issued 680,000 units at a price of $0.035 per unit for proceeds of $23,800. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 7 – Sales of common stock (continued)

Shares issued for cash (continued)

During the period October 1, 2017 to December 31, 2017, the Company issued 6,446,666 units at a price of $0.03 per unit for proceeds of $193,400. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term. The Company also issued 300,000 units at a price of $0.035 per unit for proceeds of $10,500. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

Shares issued for services

During the period January 1, 2015 to March 31, 2015, the Company issued 180,000 shares at a price of $0.05 per share for services valued at $9,000. The Company also issued 75,000 shares at a price of $0.10 per share for services valued at $7,500.

During the period April 1, 2015 to June 30, 2015, the Company issued 640,000 shares at a price of $0.05 per share for services valued at $32,000. The Company also issued 1,394,250 shares at a price of $0.10 per share for services valued at $139,425. The Company also issued 320,000 units at a price of $0.05 per unit for services with a total value of $16,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term.

During the period July 1, 2015 to September 30, 2015, the Company issued 2,090,000 shares at a price of $0.05 per share for services valued at $104,500. The Company issued 160,000 units at a price of $0.05 per unit for services with a total value of $8,000. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.30 with a two-year term. The Company issued 180,000 shares for services at a price of $0.16 per share for a total value of $28,800. The Company issued 400,000 shares at a price of $0.10 per share in settlement of services valued at $40,000. The Company issued 73,970 shares at a price of $0.15 per share in settlement of services valued at $11,096. The Company issued 1,000,000 shares at a price of $0.12 per share in settlement of services valued at $120,000.

During the period October 1, 2015 to December 31, 2015, the Company issued 3,624,000 shares at a price of $0.05 per share for services valued at $181,200. The Company issued 3,900,000 shares at a price of $0.10 per share for services valued at $390,000. The Company issued 360,000 shares at a price of $0.08 per share, for services with a total value of $28,800.

During the period January 1, 2016 to March 31, 2016, the Company issued 715,784 shares at a price of $0.05 per share for services valued at $35,789. The Company issued 225,000 shares at a price of $0.09 per share in settlement of services valued at $20,250. The Company issued 45,455 shares at a price of $0.11 per share in settlement of services valued at $5,000.

During the period April 1, 2016 to June 30, 2016, the Company issued 2,852,005 shares at a price of $0.05 per share for services valued at $142,600. The Company issued 225,000 shares at a price of $0.06 per share in settlement of services valued at $13,500.

During the period July 1, 2016 to September 30, 2016, the Company issued 629,560 shares at a price of $0.05 per share for services valued at $31,478. The Company issued 318,750 shares at a price of $0.08 per share for services with a total value of $25,500. In addition, the Company issued 510,000 units at a price of $0.05 per unit for services with a total value of $25,500. Each unit is comprised of one common share and one share purchase warrant to acquire a second share at a strike price of $0.20 with a two-year term. The Company also issued 450,000 shares at a price of $0.07 per share in settlement of services valued at $31,500.

During the period October 1, 2016 to December 31, 2016, the Company issued 1,250,000 shares at a price of $0.05 per share for services valued at $62,500. The Company issued 2,000,000 shares at a price of $0.06872 per share for services with a total value of $137,440. During the period, 1,000,000 previously issued shares at a price of $0.12 per share for services were returned to the Company and cancelled.

During the period January 1, 2017 to March 31, 2017, the Company issued 800,000 shares at a price of $0.05 per share for services valued at $40,000.

During the period April 1, 2017 to June 30, 2017, the Company issued 337,445 shares at a price of $0.045 per share for services valued at $15,185.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 7 – Sales of common stock (continued)

Shares issued for services (continued)

During the period July 1, 2017 to September 30, 2017, the Company issued 2,160,000 shares at a price of $0.05 per share for services valued at $108,000. The Company also issued 1,820,667 shares at a price of $0.07 per share for services with a total value of $127,447.

Shares issued for debt

During the period January 1, 2015 to March 31, 2015, the Company issued 580,000 shares at a price of $0.05 per share in settlement of accrued payables of $29,000.

During the period April 1, 2015 to June 30, 2015, the Company issued 1,600,000 units at a price of $0.05 per unit in settlement of accrued payables with a value of $80,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a strike price of $0.30 for a term of two years.

During the period April 1, 2016 to June 30, 2016, the Company issued 846,804 shares at a price of $0.06 per share in settlement of debt valued at $50,808 (see litigation note 14).

During the period July 1, 2016 to September 30, 2016, the Company issued 1,750,000 shares at a price of $0.09 per share in settlement of debt valued at $157,500. The Company also issued 535,500 shares at a price of $0.08 per share in settlement of contingent liabilities valued at $42,840.

During the period October 1, 2016 to December 31, 2016, the Company issued 400,000 shares at a price of $0.05 per share in settlement of debt valued at $20,000.

During the period January 1, 2017 to March 31, 2017, the Company issued 197,005 shares at a price of $0.05076 per share in settlement of debt valued at $10,000. The Company issued 600,000 shares at a price of $0.05 per share in settlement of debt valued at $30,000.

During the period April 1, 2017 to June 30, 2017, the Company issued 739,500 shares at a price of $0.05 per share in settlement of debt valued at $36,975.

During the period July 1, 2017 to September 30, 2017, the Company issued 200,000 shares at a price of $0.05 per share in settlement of debt valued at $10,000.

Shares issued for note payable conversion

During the period January 1, 2015 to March 31, 2015, the Company issued 331,986 shares at a price of $0.06928 per share for the settlement of convertible notes payable with a total value of $23,000 and the balance of principal and interest due under this convertible note, after this conversion was $74,829. The Company also issued 400,000 shares at a price of $0.048 per share upon conversion of $19,200 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was $167,467.

During the period April 1, 2015 to June 30, 2015, the Company issued 450,000 shares at a price of $0.0423 per share upon conversion of $19,035 of convertible notes and the balance due under the note after conversion was $148,432. The Company also issued 312,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $25,000.

During the period July 1, 2015 to September 30, 2015, the Company issued 53,340 shares at a price of $0.05 per share for conversion of interest in the amount of $2,667, representing the final interest charges on the convertible notes. The Company also issued 3,926,923 shares at a price of $0.046345 per share for the settlement of convertible notes payable with a total value of $181,993.

During the period October 1, 2015 to December 31, 2015, the Company issued 416,666 shares pursuant to a notice of conversion of a convertible note at a price of $0.048 per share, for the conversion of $20,000. The Company also issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200.

 5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 7 – Sales of common stock (continued)

Shares issued for note payable conversion (continued)

During the period January 1, 2016 to March 31, 2016, the Company issued 1,578,463 shares at a price of $0.04411 per share for the settlement of convertible notes payable with a total value of $69,626. The Company issued 200,000 shares at a price of $0.06 per share for the partial settlement of convertible notes payable with a total value of $12,000. See note 8(e). In addition, the Company issued 12,312,650 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $615,633.

During the period April 1, 2016 to June 30, 2016, the Company issued 3,594,200 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $179,710. The Company issued 1,766,740 shares at a price of $0.06 per share for the settlement of convertible notes payable with a total value of $106,004. The Company issued 323,200 shares at a price of $0.065 per share for the settlement of convertible notes payable with a total value of $21,008. Lastly, the Company issued 187,500 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $15,000.

During the period July 1, 2016 to September 30, 2016, the Company issued 1,599,141 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $79,957. The Company issued 388,667 shares at a price of $0.066 per share for the settlement of convertible notes payable with a total value of $25,652. The Company issued 623,762 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $43,663. The Company issued 750,000 shares at a price of $0.073 per share with a total value of $54,750 for the settlement of a law suit filed April 22, 2016 (see note 14 – litigation). The litigation and warrant agreement of issuing warrants to purchase 3,000,000 shares of common stock to which this lawsuit relates will be settled in full upon delivery of the total 750,000 shares. The Company issued 448,717 shares at a price of $0.078 per share for the settlement of convertible notes payable with a total value of $35,000. Lastly, the Company issued 333,333 shares at a price of $0.105 per share for the settlement of convertible notes payable with a total value of $35,000.

During the period October 1, 2016 to December 31, 2016, the Company issued 4,299,689 shares at a price of $0.0312 per share for the settlement of convertible notes payable with a total value of $134,150 and the balance of principal and interest due under this convertible note was nil. The Company issued 1,840,935 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $92,047. The Company issued 594,228 shares at a price of $0.0589 per share for the settlement of convertible notes payable with a total value of $35,000 and the balance of principal and interest due under this convertible note was $13,000. The Company issued 405,259 shares at a price of $0.0675 per share for the settlement of convertible notes payable with a total value of $27,355 and after this settlement, the balance of principal and interest due under this convertible note was $82,063. The Company issued 976,836 shares at a price of $0.07 per share for the settlement of convertible notes payable with a total value of $68,379. The Company issued 389,910 shares at a price of $0.077 per share for the settlement of convertible notes payable with a total value of $30,023 and after this settlement, the balance of principal and interest due under this convertible note was $158,476. The Company issued 184,775 shares at a price of $0.08 per share for the settlement of convertible notes payable with a total value of $14,782 and after this settlement, the balance of principal and interest due under this convertible note was $83,733. The Company issued 416,666 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000 and after this settlement, the balance of principal and interest due under this convertible note was $48,000.

During the period January 1, 2017 to March 31, 2017, the Company issued 2,831,310 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $141,566. The Company also issued 1,370,100 shares at a price of $0.052 per share on conversion of convertible notes payable with a total value of $71,245.

During the period April 1, 2017 to June 30, 2017, the Company issued 902,852 shares at a price of $0.037 per share for the settlement of convertible notes payable with a total value of $33,333. The Company also issued 3,354,206 shares at a price of $0.045 per share on conversion of convertible notes payable with a total value of $150,939. Of those shares issued, 1,674,666 have not been released to the holder, and are reflected on the books at par value of $0.001 per share or $1,675.

During the period July 1, 2017 to September 30, 2017, the Company issued 800,000 shares at a price of $0.03 per share for the settlement of convertible notes payable with a total value of $24,000. The Company issued 846,015 shares at a price of $0.0394 per share on conversion of convertible notes payable with a total value of $33,333. The Company issued 178,237 shares at a price of $0.045 per share on conversion of convertible notes payable with a total value of $8,021. The Company issued 762,019 shares at a price of $0.0461 per share on conversion of convertible notes payable with a total value of $35,129. Lastly, the Company issued 711,946 shares at a price of $0.04682 per share on conversion of convertible notes payable with a total value of $33,333.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 7 – Sales of common stock (continued)

Shares issued for note payable conversion (continued)

During the period October 1, 2017 to December 31, 2017, the Company issued 990,412 shares at a price of $0.034 per share for the settlement of convertible notes payable with a total value of $33,333.

Other

On September 22, 2016 the Company paid $250,000 as margin money under the terms of a $4 million financing contract in Singapore which did not complete. The Company has filed a statement of claim for recovery of the amounts paid. The Company recorded loss on investment contract $246,813.

Note 8 – Notes Payable

Promissory Notes

5BARz	Unpaid			Balance	Balance	Balance
International, Inc.	Note Principal	Note Terms	Unpaid Interest	December 31, 2017	December 31, 2016	December 31, 2015
Issue Date
December, 2012	$80,000	(a)	$38,971	$118,971	$109,911	$99,445
January 8, 2013	86,331	(b)	5,565	91,896	86,331	81,977
October 6, 2014	250,000	(c)	8,254	258,254	255,687	253,123
March 6, 2015	—	(d)	—	—	—	548,283
May 4, 2015	—	(e)	—	—	—	138,000
May 21, 2015	—	(f)	—	—	47,191	174,064
June 15, 2015	—	(g)	—		—	175,000
June 17, 2015	52,500	(h)	30,302	82,802	83,733	82,217
June 18, 2015	—	(i)	—	—	25,000	163,956
June 18, 2015	52,500	(j)	23,116	75,616	64,609	82,193
June 26, 2015	66,667	(k)	—	66,667	177,424	176,652
July 17, 2015	—	(l)	—	—	—	105,282
July 30, 2015	61,742	(m)	—	61,742	158,476	172,167
August 27, 2015	—	(n)	—	—	—	92,195
August 27, 2015	—	(o)	321,980	321,980	84,033	170,764
October 9, 2015	—	(p)	—	—	—	87,514
October 28, 2015	—	(q)	—	—	25,651	152,915
October 30, 2015	—	(r)	—	—	54,713	160,081
Mar – Dec, 2017	1,005,826	(s)	25,620	1,031,446	—	—
Sub-total	$1,655,566		$453,808	$2,109,374	$1,172,759	$2,915,828

Cellynx Group, Inc. – Notes Payable

	Unpaid			Balance	Balance	Balance
Issue Date	Note Principal	Note Terms	Unpaid Interest	December 31, 2017	December 31, 2016	December 31, 2015

May 24, 2012	$15,900	(t)	$54,764	$70,664	$57,041	$46,018
September 12, 2012	12,500	(u)	38,248	50,748	40,964	33,048
CelLynx total	$28,400		$93,012	$121,412	$98,005	$79,066
Sub-total	$1,683,966		$546,820	$2,230,786	$1,270,764	$2,994,894
Debt Discount						(111,630)
Notes payable, net	$1,683,966		$546,820	$2,230,786	$1,270,764	$2,883,264

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 8 – Notes Payable (continued)

a)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture to December 31, 2017, December 31, 2016 and December 31, 2015, interest of $38,97, $29,911 and $19,445 were accrued on the convertible debenture, respectively, resulting in a total principal and interest due at December 31, 2017 of $118,971 and December 31, 2016 of $109,911 and December 31, 2015 of $99,445. The consolidated financial statements include a derivative liability at December 31, 2017 of $94, December 31, 2016 of $6,219 and December 31, 2015 of $24,861 in connection with this note.

b)	On January 8, 2013, the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. As of December 31, 2017, December 31, 2016 and December 31, 2015, interest of $6,564, $6,355 and $5,431 were accrued on the convertible debenture, respectively. During the years ended December 31, 2017, December 31,2016 and December 31, 2015, $49,000, $50,000 and $48,000, respectively, were settled by way of conversion into common stock. During 2017, the agreement was amended to add additional unpaid consulting fees of $48,000 to the principal of note (2016 - $48,000) (2015 - $28,000). The total principal and interest due under the note at December 31, 2017 is $91,896 (2016 - $86,331) (2015 - $81,977). On September 20, 2017, the conversion floor price of $0.05 was amended to the lowest price at which the Company is issuing securities to third parties. The Company reflected a derivative liability at December 31, 2017 of $36,771 (2016 - $4,885) (2015 - $20,494) in connection with this note. On May 1, 2018 the balance of the note at that time of $110,448 was converted into units at a price of $0.03 per unit. Each unit is comprised of one common share and a warrant to acquire a second share at $0.20, with a warrant term of two (2) years.

c)	On October 6, 2014 the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest at December 31, 2017 was $258,253, (2016 - $255,687) (2015 - $253,123). During the year ended December 31, 2017, additional interest of $2,516 (2016 - $2,548), (2015 - $2,516) was accrued to bring the total principal and interest balance to $258,254 at December 31, 2017, (2016 - $255,687) (2015 - $253,123). The note matured at December 31, 2016. The note was extended for two additional one-year terms to December 31, 2018. The note is currently payable on demand.

d)	On March 6, 2015 the Company entered into an agreement with two parties who loaned $400,000 pursuant to the terms of a convertible promissory note. On the closing date, March 6, 2015 the Company received $400,000 cash. The notes matured on September 6, 2015. The loan maturity was extended for an additional 6 months by payment on the original maturity date of unpaid interest, plus a 10% extension fee. The convertible notes accrued interest at a rate of 15% semi-annually and provided for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.05 per share. Further, warrants to acquire up to 12,441,667 shares which had been issued in conjunction with previous financings from that lender at strike prices ranging from $0.20 to $0.30 per share are to be re-priced to a strike price of $0.05 per share with the maturity dates changed to March 6, 2016. The Company has the right to repay the loan by payment of the principal and accrued interest at the date of repayment. On September 6, 2015 the maturity of the loan was extended for 6 months, with the unpaid interest of $60,000 and $40,000 extension fee being added to the note payable. At December 31, 2015 unpaid principal and interest on the notes aggregate $548,283. On March 6, 2016 the holders of the convertible notes provided notice of conversion to settle the unpaid principal and interest under the notes in the aggregate amount of $575,000 by conversion into common stock at a price of $0.05 per share by issuance of 11,500,000 shares. At December 31, 2016 and 2017, the notes were paid in full.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

e)	On May 4, 2015, the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $250,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%, with 6% being charged on the Issuance Date to the Original Principal Amount in the amount of $6,600 and the remaining 6% being charged to the Original Principal Amount on the 61th calendar day after the issuance date provided the note has not been paid in full. The loan may be repaid at any time during the first 120 days of the note term. The note is convertible into common stock of the issuer at the lesser of $0.09 or a discount to market of 50%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.001. On November 3, 2015 an amending agreement was entered into providing for the prepayment of the note at any time up to 9 months from the loan origination date at a rate of 145% of the then unpaid principal and interest due under the note. On November 6, 2015 the Company issued 200,000 shares pursuant to a notice of conversion of a convertible note at a price of $0.041 per share, for the conversion of $8,200. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 120%. The note is payable on demand. The principal and interest due under the note at December 31, 2015 was $138,000. On January 20, 2016, the Company entered into a settlement agreement to settle the unpaid $138,000 by the issuance of 20,000 shares on January 20, 2016, and the commitment to make a series of payments over 8 months, ending September 15, 2016 in the aggregate amount of $120,000. The Company made the payments under the settlement agreement on February 8, 2016 of $7,500, and on March 15, 2016 of $15,000 as required by the agreement. On May 2, 2016 the Company issued 1,375,500 shares at a price of $0.08 per share for $15,000, and a further issue of 1,375,500 common shares at a price of $0.06 per share for the remaining $82,500 due under the note settlement agreement. At December 31, 2016 this note was paid in full (December 31, 2015 - $138,000).

f)	On May 21, 2015, the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows: 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015 the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 118%, in addition to that, a default penalty payment of $1,000 per business day was added to the outstanding balance. The principal and interest due under the note at December 31, 2015 was $174,064. On March 10, 2016, a complaint was filed in relation to the unpaid balance of this note payable. On June 28, 2016, the parties entered into a settlement agreement in the amount of $153,000 payable in equal payments of $35,000 made in cash or shares issued at market every 21 days from the date of settlement. On July 14, 2016, 333,333 common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.078 instead of a $35,000 cash payment. On November 1, 2016, the Company issued 416,446 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000. On December 5, 2016, the Company issued 594,228 shares at a price of $0.059 per share for the settlement of a further $35,000. The balance due to the holder at December 31, 2016 was $47,191. On January 6, 2017, the Company issued a further 673,077 shares at a price of $0.052 per share for a payment of $35,000. On February 6, 2017, the Company issued a final 234,447 shares at a price of $0.052 for a final settlement amount of $12,191. At December 31, 2017, the balance due under this note was nil. The lawsuit has been dismissed with prejudice as to defendant.

 5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

 Note 8 – Notes Payable (continued)

g)	On June 15, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $125,000 of which $102,500 was advanced to the Company at the inception of the note. The Company recorded an interest of $22,500 at inception of the note and issued 250,000 shares at $0.10. The note is convertible into common stock of the issuer at 0.05 if converted within 180 days after the Issuance Date, or at a discount to market of 35%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001, if converted after 180 days. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 140%. The principal and interest due under the note at December 31, 2015 was $175,000. On March 17, 2016, the Company entered into a settlement agreement with the holder providing for a series of eight monthly payments in the aggregate amount of $175,000, to settle the amount due under the note. On May 3, 2016, the Company entered into an amended settlement agreement for full settlement of the note for $175,000. The Company issued 1,500,000 common shares at a price of $0.05 per share in settlement of $75,000 due under the note and agreed to a series of 6 monthly payments each in the amount of $11,666, commencing May 15, 2016. On May 20, 2016, pursuant to a revised agreement, the settlement was amended such that the Company issued 1,000,000 common shares at a price of $0.05 per share, for aggregate proceeds of $50,000 to complete the payments due under the note. At December 31, 2016, the note was paid in full.

h)	On June 17, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded 5% interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows, 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default the interest rate was increased to 16% per annum. The note is payable upon demand. On October 27, 2016, the Company and holder entered into a settlement agreement on this note, with issuance of 184,775 common shares at $.08 due upon signing and an additional 3 payments paid by way of common shares or cash election valued at $27,911 each. On November 3, 2016, the Company delivered the 184,775 free trading shares at a price of $0.08 per share as payment of $14,782. On February 6, 2017, the lender filed in the courts of the Eastern District of New York, claiming for preliminary and permanent injunctive relief, breach of contract and damages, cost and attorney fees. On May 16, 2017, the Company issued three certificates pursuant to the settlement agreement, each in the amount of 558,222 common shares with a restrictive legend to be removed for trading on May 31, 2017, June 30, 2017 and July 31, 2017 respectively, for aggregate proceeds of $75,360, reflected as a deposit on the note payable. That share issuance was rejected by the lender; however, the shares remain outstanding, and available for settlement. On August 16, 2018, a court order was issued for payment of $58,514, plus interest in settlement of the loan amount. At December 31, 2016, the principal and interest due under the note settlement agreement were $83,733. At December 31, 2017, the balance reflected in the consolidated financial statements was $82,802. Subsequent to year end the payment of the August 16, 2018 judgment amount of $58,514 plus interest of $31,077 is being negotiated by the Company and lender.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

 Note 8 – Notes Payable (continued)

i)	On June 18, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an original issue discount of 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows: 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the interest rate was increased to 16%. The note is payable upon demand. On August 8, 2016 the lender filed a law suit for settlement of the note by delivery of 4,299,689 shares of the Company. On October 11, 2016, the Company settled the lawsuit by delivery of 4,299,689 shares at a price of $0.0312 representing aggregate proceeds of $134,150 and an agreement to pay $25,000 in legal fees. At December 31, 2016, the $25,000 remains payable to the lender (2015 - $163,956). The $25,000 was not paid on a timely basis. On May 9, 2017, the Company was required by court order to pay legal fees and damages in the aggregate amount of $48,413 and the case was dismissed. On July 26, 2017, a court ordered receiver was appointed to collect the unpaid balance. On August 23, 2017, the Company paid $63,712 in legal fees and costs in full and final settlement of the unpaid amounts. The balance due at December 31, 2017 is nil.

j)	On June 18, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows: 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 16% per annum. The note is payable upon demand. On June 8, 2016, the lender filed a complaint claiming 1,699,580 shares in settlement of the principal and interest under the note and injunctive relief related to terms of the note. On June 24, 2016, the Company has filed an answer and defense in response to the complaint filed. The principal and interest due under the note at December 31, 2016 were $64,609 (2015 – 82,193). See litigation note 14. On December 31, 2017, the Company reflected a balance due to the lender of $75,616. On September 6, 2018, an order was entered which awarded damages of $110,472, plus legal fees. The additional amount of $34,856 has been accrued in the 2018 fiscal year consolidated financial statements. (see subsequent events note 16).

k)	On June 26, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an Event of Default, the interest rate shall increase to 18%. The prepayment penalty of the note is as follows: 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an Event of Default of the note. Upon the Event of Default, the interest rate was increased to 18% per annum. On July 6, 2016, a complaint was filed in the District Court of Dallas County Texas, alleging breach of contract, promissory estoppel as to note, and tortious interference with Contract (see litigation note 14). On May 31, 2017, the Company and plaintiff entered into a mediation and settled the law suit by agreement to pay $200,000 in shares at market over six equal monthly payments. The Company paid by way of shares four payments from June to October 2017 in the aggregate amount of $133,332. The remaining principal and interest due under the note at December 31, 2017 were $66,667, (2016 – 177,424), (2015 - $176,652). On February 9, 2018, a final judgment was issued by the Dallas County District court for damages of $92,173.86 plus attorney fees of $15,275. The increase of $25,506, plus legal fees pursuant to court order was reflected in 2018 as interest and legal fees. On September 7, 2018, the Company paid $30,000 in cash pursuant to a payment schedule negotiated with the lender for the balance due.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 8 – Notes Payable (continued)

l)	On July 17, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $66,250 of which $60,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows: 25% from day 1 to 30 days, 30% from day 31 to 60 days, 35% from day 61 to 90 days, 40% from day 91 to 120 days, 45% from day 121 to 150 days, 50% from day 151 to 180 days. There is no right to prepayment after 180 days. The note is convertible into common stock of the issuer at a discount to market of 45%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The note is payable on demand. On January 19, 2016, the Company settled the convertible debt in the principal and interest amount of $69,626 by the issuance of 1,578,463 shares, at a price of $0.04411 per share. The settlement amount does not require the payment of default penalties contemplated in the note agreement. The principal and interest due under the note at December 31, 2017 and 2016 were nil (2015 - $105,282).

m)	On July 30, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On August 31, 2016, the Company and lender completed a settlement agreement, to repay $188,500, payable in six monthly payments, in cash or shares over a six-month period in full settlement of the note. On November 1, 2016, the Company paid $30,023 by delivery of 389,910 common shares. At December 31, 2016, the balance due under the note agreement was $158,477 (2015 - $172,167). During 2017 the Company made three additional payments by delivery of an aggregate of 1,969,747 shares with a market value of $96,659. The outstanding balance at December 31, 2017 is $61,818. On June 7, 2018, a complaint was filed in the United States Court, Southern District of New York against 5BARz International, Inc. by the lender, EMA Financial LLC (see litigation note 14). The complaint requests specific performance under the agreements, claims breach of contract, injunctive relief, costs and attorney fees. The Company expects to recommence its payment schedule when the Company’s filings with the SEC are current, and shares will again be accepted by the lender in settlement of the settlement amount.

n)	On August 27, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $59,000 of which $55,000 was advanced to the Company at the inception of the note. The interest rate on the note is 12%. Upon an Event of Default, the interest rate shall increase to 24%. The prepayment penalty of the note is 40%. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.000058. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On February 26, 2016, the Company settled the convertible debt for an aggregate amount of $83,900. The settlement agreement provides for the issuance of 312,650 common shares at a price of $0.05 per share for aggregate proceeds of $15,632 issued on February 26, 2016 and the balance to be repaid by a series of monthly payments in the aggregate amount of $68,268 over a five-month period commencing on April 15, 2016. The Company issued 391,740 common shares at a price of $0.06 per share on May 15, 2016 for a value of $23,504. On July 15, 2016, the Company issued $22,655 in 323,648 common shares at a price of $0.07 per share. On November 4, 2016, the Company issued 315,836 shares at a price of $0.07 for a value of $22,109. The outstanding settlement balance at December 31, 2016 was nil (2015 - $92,195).

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 8 – Notes Payable (continued)

o)	On August 27, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The principal and interest due under the note at December 31, 2015 were $170,764. The note is payable upon demand. On March 10, 2016, the Company entered into a settlement agreement on the convertible debt in the principal and interest amount of $168,065. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,008, an aggregate amount of $168,065. During the period May to November 3, 2018 the Company paid four payments in the aggregate amount of $84,032. Upon receipt of the November payment, on November 21, 2016 the lender Blue Citi filed a law suit claiming breach of contract, requesting specific performance under the original note agreement and in the alternative breach of contract under the settlement agreement (see litigation note 14). At December 31, 2016, the balance due to the lender was $84,033 (2015 - $170,764). On August 31, 2017 pursuant to court order, the Company delivered 1,857,777 shares at a price of $0.045 per share in further settlement of an additional $83,600 and attorney’s fees of $18,988. Accordingly, the Company has paid $167,632 on the $110,000 note. The Company filed a cross motion to vacate that order and to dismiss the lawsuit on the basis that the Note violates New York’s laws against criminal usury. On September 19, 2018 the New York District Court denied this cross motion yet pointed out that it is possible that the New York Court of Appeals will see the issue differently. The District court ordered $180,204 in damages, $116,950 in prejudgment interest and $5,837 in attorney fees. On October 30, 2018, the Company filed a notice of appeal in the United States Court of Appeals, Second Circuit, 1:16-cv-09027-VEC, which appeals that decision and order of the District Court, granting the Petitioners motion and further appealed the denial of the district court to vacate the prior order for the issuance of 1,857,777 shares and denying the dismissal of the lawsuit on the basis that the note violates New York law on the basis of criminal usury. On December 31, 2017, the notes payable include a provision for loss on this matter in the amount of $321,980. Should the Company prevail in the court of appeal, a refund of $83,600 would be required from the plaintiff.

p)	During the period October 7, 2015 to October 10, 2015, the Company entered into four convertible note arrangements with certain investors in the principal amount of $85,000. Interest is accrued on the notes at a rate of 8% per annum, and the notes mature one year from the date of issue. The notes are convertible after 183 days by the borrower at a conversion price of the lesser of $0.05 per share or 70% of market, defined as the lowest trade price for a period 20 days prior to the notice of conversion, if VWAP of the shares drops below $0.05 with a 10 day look back. In no case may the debt be converted at less than $0.01 per share. The Company may prepay the note principal and interest at a rate of 125% of principal and interest within 90 days of the issue date and at a rate of 135% after 90 days from the issue date. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 20% per annum. The notes are payable upon demand. On September 6, 2016, one convertible note principle and interest of $37,567 was settled for 751,333 common shares at a price of $0.05 per share. Further on September 27, 2016, a second convertible note principle and interest of $17,390 was settled by the issuance of 347,808 common shares at a price of $0.05 per share. On November 3, 2016, a third note agreement was settled by the issuance of 116,447 shares at $0.05 for proceeds of $5,822. On December 12, 2016, the fourth note agreement was settled by the issuance of 656,548 shares at $0.05 per share for aggregate proceeds of $32,827. The balance due under the four convertible note agreements at December 31, 2016 was nil, (2015 - $87,514).

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

q)	On October 28th, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matured on July 28, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principal and interest at rates from 145% of principal and interest within 180 days from the issue date. After 180 days the note may not be prepaid. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On May 2, 2016, the Company entered into a settlement agreement, to pay $153,912 by way of six monthly payments, each in the amount of $25,652, with the first payment due on May 15, 2016. Two of the six payments were completed on May 31, 2016 and June 20, 2016. On August 15, 2016, the Company issued 388,667 common stock at a price of $0.066 per share in payment of $25,652 under the settlement agreement. On November 3, 2016, the Company paid an additional $25,262 by the issuance of 360,886 common shares at a price of $0.07 per share. On December 7, 2016, $26,042 was paid by the issuance of 520,840 shares at $0.05 per share. At December 31, 2016, the balance due under the note agreement was $25,652 (2015 – 153,912). The final payment was made on January 6, 2017 by way of issuance of 513,040 shares at a price of $0.05 per share for aggregate proceeds of $25,652.

r)	On October 30, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principal and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. On May 31, 2016, the Company entered into a settlement agreement to make a series of six payments, each in the amount of $27,354, for an aggregate amount of $164,128, in full settlement of the amounts due under this note agreement. On May 31, 2016, the Company issued 547,100 common stock at a price of $0.05 per share valued at $27,355. On June 30, 2016, the Company issued another 547,100 common shares at a price of $0.05 valued at $27,355. On November 8, 2016, the Company issued a further 405,259 shares at a price of $0.0675 per share for proceeds of $27,355. On December 7, 2016, the Company issued 547,100 shares at a price of $0.05 per share for a payment of $27,355. At December 31, 2016, the balance outstanding on the note was $54,708 (2015 - $160,081). On January 6, 2017, the Company issued an additional 547,080 shares at $0.05 per share for a payment of $27,354. On February 28, 2017, the Company issued 526,038 shares at $0.052 for a final payment of $27,354. On December 31, 2017 the balance due was nil, (2016 - $54,708), (2015 - $160,081).

s)	During the period March 24, 2017 to December 21, 2017, the Company entered into 43 Unsecured Convertible Promissory Note agreements in Canada, for aggregate proceeds of $1,005,826 USD ($1,276,650 CAD.). The notes provide for interest at a rate of 10% per annum payable on a semi-annual basis. The maturity of the notes shall occur on the earlier of the date that is 12 months from the effective date of the note, or the completion of an initial public offering in Canada, at which point the Notes and any accrued interest shall automatically convert into common shares. The conversion price shall be the Initial Public Offering price, less a 50% discount. At December 31, 2017, the principal and interest outstanding on the notes was $1,031,446, (2016 – Nil).

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 8 – Notes Payable (continued)

t) On May 24, 2012, a subsidiary Company, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”).  The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc.’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of December 31, 2017, the note is past due. The note principal and accrued interest outstanding at December 31, 2017 were $70,664 (2016 - $57,041), (2015 - $46,018).

u) On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”).  The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of December 31, 2017, the note is past due. The note principal and interest outstanding at December 31, 2017 were 50,748 (2016 - $40,964) (2015 - $33,048).

At December 31, 2017, December 31, 2016 and December 31, 2015, all the above debt, was either settled or is in default and is immediately due and payable, with the exception of the debt referred to in sub-sections (a)(b)(c) & (s) above.

Note 9 – Commitments and Contingencies

Operating Lease Obligation

The Company has leased properties in California, and Miami, Florida in the United States. Outside of the United States the Company has leased sites in Bangalore, India. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of December 31, 2017 are as follows:

Fiscal Year
2018	$104,092
2019	71,866
2020	36,809
2021	—
2022	—
Total	$212,767

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 10 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity from December 31, 2015 to December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	102,188,477	$0.25	1.20
Granted	125,483,049	0.19	1.69
Exercised	(12,441,667)	0.05	—
Cancelled/ expired	(27,104,627)	0.29	—
Outstanding at December 31, 2016	188,125,232	$0.21	1.25
Exercisable at December 31, 2016	180,125,232	$0.22	1.25
Granted *	99,386,380	0.17	1.79
Exercised	—	—	—
Cancelled/ expired	(64,642,183)	0.25	—
Outstanding at December 31, 2017	222,869,429	0.18	1.29
Exercisable at December 31, 2017	222,869,429	0.18	1.29

* During the year ended December 31, 2017, the Company granted warrants to purchase 99,386,380 shares of common stock of which 20,100,000 warrants were issued as part of a private placement of units. In addition, the granted warrants include extension warrants to purchase 8,500,000 shares of common stock, issued as a one year extension of expired warrants, in conjunction with a further placement of common stock to that warrant holder. The granted warrants also include the issuance of 66,968,268 warrants to acquire common stock issued to certain Officers and Directors of the Company in conjunction with a debt settlement agreement due to those related parties (see related party Note 14). In addition, warrants to purchase 3,818,112 shares of common stock were issued as part of a unit for services.

The Company has authorized capital of 600,000,000 shares, and, accordingly, should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments. (see Derivative liabilities balance as of December 31, 2017, 2016 and 2015 and Note 2 – Fair value of Financial Instruments).

Options – 5BARz International Inc.

The following table summarizes the options from December 31, 2015 to December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2015	15,480,000	$0.11	5.04
Granted	11,065,000	0.09	9.03
Exercised	—	—	—
Cancelled	(200,000)	0.15	2.30
Outstanding at December 31, 2016	26,345,000	$0.10	5.90
Exercisable at December 31, 2016	15,080,027	$0.12	2.12
Granted	2,112,000	0.05	4.97
Exercised	—	—	—
Cancelled	(5,505,000)	0.12	3.34
Outstanding at December 31, 2017	22,952,000	$0.09	5.46
Exercisable at December 31, 2017	13,952,000	$0.09	2.78

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 10 – Options and Warrants (continued)

Options – 5BARz International Inc. (continued)

During the year ended December 31, 2017, the Company issued 2,112,000 stock options at a strike price ranging from $0.048 to $0.05 per share. The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards.  The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly, the fair value of these options is being “marked to market” until the measurement date is determined or the date the options are vested.

As of December 31, 2017, total unamortized compensation expenses related to unvested stock options were $327,861 (2016 - $91,093, (2015 – $297,674). This amount is expected to be recognized over a weighted average period of 12 months. The Black-Scholes option valuation model is used to estimate the fair value of the options granted. The Company measured the stock options issued at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	Dec 31, 2017	Dec 31, 2016	Jan 22, 2016	Feb 29, 2016	March 31, 2016	June 14, 2016	June 30, 2016	Sept 30, 2016
Stock price	$0.042	$0.0513	$0.12	$0.09	$0.06	$0.09	$0.095	$0.084
Volatility	89%	105%	92%	92%	94%	106%	106%	106%
Risk free interest rate	1.98%	1.93%	1.2%	1.7%	1.2%	1.0%	1.2%	1.4%
Expected life	3 years	5 years	5 years	10 years	10 years	10 years	10 years	6 years

The fair value of the options was determined to be as follows based upon the assumptions provided above:

Valuation date	Number of options	Fair value
January 22, 2016	240,000	$19,922
February 29, 2016	100,000	7,758
March 31, 2016	1,076,370	47,603
June 14, 2016	1,000,000	81,492
June 30, 2016	951,370	61,551
September 30, 2016	787,516	45,772
December 31, 2016	812,828	33,019
December 31, 2017	2,218,096	122,432

The option valuations are being amortized over vesting terms ranging from immediate to 3 years. For the year ended December 31, 2017, $122,432 and 2016 - $297,117 (2015 –$375,697) were amortized to expense.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 10 – Options and Warrants (continued)

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of December 31, 2017, December 31, 2016 and December 31, 2015 are as follows:

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2015	69,000,000	$0.0002	2.27
Granted	—	—	—
Expired	(4,000,000)	0.0003	—
Outstanding at December 31, 2016	65,000,000	$0.0002	1.18
Exercisable at December 31, 2016	65,000,000	$0.0002	1.18
Granted	—	—	—
Expired	—	—	—
Outstanding at December 31, 2017	65,000,000	$0.0002	0.18
Exercisable at December 31, 2017	65,000,000	$0.0002	0.18

Note 11 - Related party transactions

During the year ended December 31, 2017 and 2016, the Company engaged an engineering company in Bangalore, India to perform engineering services, product development and manufacturing services for the Company in the aggregate amount of $358,512 and $1,329,126, respectively. The Director and the CEO of 5BARz India Private Limited owns a 30% interest in that engineering firm, and the Executive Director of the engineering company is the spouse of the Director and the CEO of 5BARz India Private Limited. The amount due to Aseema Softnet Technologies Inc. at December 31, 2017 and 2016 was $1,574,019 and $1,406,429 respectively. During the year ended December 31, 2017 and 2016 there were $358,512 and $1,329,126 in billings and $190,922 and $528,000 in payments to Aseema Softnet Technologies Inc., resulting in an amount due of $1,574,019 and $1,406,429 at December 31, 2017 and 2016, respectively. Subsequent to December 31, 2017, there have been no further billings and the Company has negotiated a write down of amounts due in the aggregate amount of $1,285,633. Subsequent payments aggregate to $219,000, resulting in a balance of $69,385.

On June 14, 2016, the Board of Directors approved the issuance of warrants to acquire 8,000,000 shares to each of the CEO and Chairman of the Board, at a price of $0.09 per share. The warrants have a term of five (5) years and vest as to 50% immediately and 50% on June 14, 2017. In addition, the Directors approved the issuance of 10,000,000 stock options, issued to the CEO of 5BARz India Private Limited, to acquire common stock of the Company at a price of $0.09 per share. The options have a 5-year term, and vest as to 10% immediately, 40% upon the closing of a minimum of $13 million USD financing of 5BARz India Private Limited at a $100 million valuation and 50% one year from the closing of said financing. The fair value of those warrants when vested are charged to expense as follows - $715,232 and $175,203 at June 30, 2016 and June 14, 2017, respectively.  The fair value of the 10,000,000 options was $80,679 with respect to the 1,000,000 options that vested immediately, June 14, 2016 and $726,109 as to the options that were to vest based upon the performance criteria discussed above.  The performance criteria were not achieved.

On December 31, 2017, the Company settled certain unpaid liabilities comprised of unpaid consulting fees and expenses for each of the CEO of 5BARz International, Inc. of $350,000, the Chairman of 5BARz International Inc. of $350,000 and the CEO of 5BARz India Private Limited of $304,524.  The amounts were settled by the issuance of convertible notes, which bear interest at a rate of 8% per annum and are convertible on demand at a price of $0.03 per share. Each convertible note is provided along with a warrant to acquire an equal number of the conversion shares at a price of $0.20 per share and a similar issue of warrants at $0.10 per share.  Accordingly warrants to acquire an aggregate of 33,484,134 at a strike price of $0.20 and warrants were issued to acquire the same number of shares at a strike price of $0.10 (see warrants Note 10).  The warrants have a term of 2 years. The convertible notes of $1,004,524 remain a part of due to related parties at the balance sheet date, December 31, 2017.

On April 3, 2013, the Company entered into a Trust Agreement with a US corporation controlled by Mr. Daniel Bland, the CEO, CFO and Director of the Company.  From time to time trust funds are paid by direct deposit by the Company or investors of the Company to the trust account. The trust agent shall hold the trust deposits in the account of the trustee, and such account is not utilized for any purposes other than the business of the Company. In June 2018 the trust account was closed.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 11 - Related party transactions (continued)

As December 31, 2017, 2016 and 2015 the amount due to related parties is as follows:

Name of Related Party	Relationship	Description	2017	2016	2015
Aseema Softnet Technology	Managing Director spouse of CEO and Director of subsidiary	Engineering Services	$1,574,019	$1,406,429	$605,302
Daniel Bland	CEO, CFO, Director	Unpaid fees and expenses	353,611	194,724	103,590
Gil Amelio	Chairman of the Board	Unpaid fees and expenses	796,645	534,030	343,716
Samartha Nagabhushanam	CEO & Director of subsidiary	Unpaid fees and expenses	460,708	125,950	3,232
Garnel Bland	Spouse of the CEO	Loan	12,000	—	—
Total			$3,196,983	$2,261,133	$1,055,840

Amount due to related party include both accounts payable and the convertible notes payable addressed above.

In each of fiscal year 2017, 2016 and 2015 the Company paid $30,000 to the daughter of the CEO, CFO and Director of the Company, Mr. Daniel Bland, for administrative services.

Note 12 – Investment in CelLynx Group, Inc.

On January 7, 2011 the Company entered into a stock purchase agreement with two founding shareholders of CelLynx Group, Inc. to acquire in aggregate 63,412,638 shares of the capital stock of CelLynx Group, Inc. for total proceeds of $634,126. At that date the Company had paid $170,000 as a deposit made under that agreement. On March 29, 2012, the Company entered into a securities exchange agreement and settlement agreement with each of the two founding shareholders of CelLynx Group, Inc. whereby in addition to the $170,000 paid, the Company issued 1,250,000 shares of its common stock in exchange for the 63,412,638 shares of CelLynx Group, Inc. and mutual releases were signed between the parties releasing each from any further obligation.

On March 29, 2012, the Company acquired a further interest in CelLynx Group, Inc. by conversion of $73,500 of convertible debt in CelLynx Group, Inc. for the issuance of 350,000,000 shares in the capital stock of CelLynx Group, Inc.. As a result, in combination with the shares acquired from existing shareholders referred to above, the registrant acquired a 60% controlling interest in CelLynx Group, Inc. and has accounted for that acquisition as a consolidated subsidiary of the registrant effective March 29, 2012.

Subsequent to that acquisition, the Company has converted amounts due, pursuant to the convertible line of credit agreement between the Company and CelLynx Group Inc., as follows:

Date	Amount converted	Shares issued
April 13, 2012	$7,700	51,333,333
May 15, 2012	$58,500	390,000,000
May 21, 2013	$9,375	375,000,000
March 31, 2014	$26,250	105,000,000
July 10, 2014	$31,620	155,000,000

Each of the conversions reflected in the preceding schedule increased the percentage ownership that the Company holds in CelLynx Group, Inc. to a 60% interest, subsequent to dilution arising from the acquisition of stock by others. At December 31, 2017, the Company had a 60% equity ownership in CelLynx Group, Inc. with the holding of 1,489,745,971 common shares.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 13 – Asset Acquisition Agreement

On March 29, 2012, the Company and CelLynx Group Inc. entered into an agreement which provided several amendments to the agreement referred to above. As a result of those amendments, the following arrangements between the Companies were established:

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

ii. The Company had agreed to make available to CelLynx Group, Inc a revolving line of credit facility as amended in the amount of $2.2 million dollars on October 5, 2010. Pursuant to this revolving line of credit facility, which was scheduled to expire on October 5, 2013, the Company advanced $2,394,643 to the date of expiry. At September 30, 2013, the Company agreed to extend the term of the line of credit facility to CelLynx Group, Inc., for the lesser of one year, or the time that CelLynx Group, Inc. becomes self-sustaining from royalty income. Under the amended terms of the line of credit facility, the Company has the right to convert amounts due under the facility into common stock of CelLynx, at a conversion rate which is calculated at 51% of the average lowest three closing bid prices of the CelLynx Group, Inc. common stock for a period which is ten (10) days prior to the date of conversion. This conversion rate was established previously by other parties that have funded CelLynx and is being matched by 5BARz. At December 31, 2016, the Company holds 1,489,745,971 shares of the capital stock of CelLynx Group, Inc. and has a balance of $4,037,994 principle and interest due under the line of credit facility from Cellynx Group, Inc. On September 30, 2014, the Line of Credit agreement between the parties matured. CelLynx is a consolidated subsidiary of 5BARz International Inc., since March 29, 2012, therefore, amounts eliminate in consolidation.

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

Write off of debt – Cellynx, Inc.

At the date of acquisition of Cellyx, Inc, in 2012, certain debts existed on the books of that entity which have not been paid, pursued by the creditor, nor have any formal or informal demands been made by the creditor. The debts are resident in the State of California which has a four (4) year statute of limitations. During the year ended December 31, 2016 the Company write off $579,395 of payables based on the statute of limitations that the liability can be extinguished.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 14 – Litigation

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

Prior to the Company’s investment in CelLynx Inc., on July 19, 2010 certain claims for unpaid wages were filed against CelLynx, Inc.. Judgments were obtained commencing in August 2011 for back wages by some of its former employees. Some of those claims have been partially paid and others were expected to be paid in the normal course of business or were to be otherwise defended. Those claims have now been incorporated into California Labor Commission awards in favor of those former employees. Those awards total approximately $263,000 depending on interest charges. As of December 31, 2017, and 2016, the Company has accrued $263,000 in its consolidated financial statements associated to these awards.

On May 7, 2015, the Company’s registered records office in Nevada received a complaint filed in the Los Angeles Superior Court against 5BARz International, Inc. by IRTH Communications LLC claiming breach of contract and claiming unpaid fees, interest and expense claims in the amount of $82,040. IRTH Communications LLC vs 5BARz International, Inc. SCI124140 (County of Los Angeles – West Judicial District). On August 5, 2015, the Company received a default judgment in the amount of $84,947 including costs and interest. On August 19, 2015, the Company paid $5,000 related to the judgment. On December 30, 2015, the Company partially settled the amount due by delivery of 500,000 shares of common stock with a value at the date of issue of $70,000. However, the value of that stock was $45,000 at the date six months from the date of issue. At December 31, 2016 and 2017, the company’s consolidated financial statements reflect a balance of $35,000 due under this judgment. The Company is negotiating a settlement of this remaining amount.

On May 13, 2015, the Company received a complaint filed in the Superior Court of the State of California, County of San Diego against 5BARz International Inc, and Daniel Bland, by Assured Wireless International Corp. claiming breach of contract and claiming unpaid fees and interest of $171,159, plus penalties. Assured Wireless vs. 5BARz International Inc, and Daniel Bland 37-2015-00012766-CU-BC-CTL (County of San Diego). On June 29, 2016, the parties entered into a settlement agreement for the payment of $170,000, of which $40,000 was paid at the settlement date. At that date, Daniel Bland was released as a defendant in the action. At December 31, 2016, $130,000 remains unpaid and a stipulated judgement was issued under the settlement agreement which is accrued as payable in the consolidated financial statements. The said stipulated judgement has been transferred to a third party Ramona Featherby dba California Judicial Recovery Specialists. On October 18, 2018, the Company entered into a settlement agreement to settle the judgment by way of payment of $105,000, paid over a period of five months. On October 19, 2018, the Company paid $25,000 and has 4 monthly installments due of $20,000 each. At each of December 31, 2016 and 2017, the balance reflected in the consolidated financial statements of the Company was $130,000 (see subsequent events note 16 to the December 31, 2017 consolidated financial statements included in this document).

On March 10, 2016, a complaint was filed in the Eleventh Judicial Circuit Court in Miami-Dade County, Florida, against 5BARz International, Inc. and certain officers and employees of the Company by Group 10 Holdings, LLC, a lender by way of convertible debenture, claiming breach of contract, fraud, negligent misrepresentation and unjust enrichment, claiming $110,000 plus interest at 12%. Group 10 Holdings vs 5BARz International, Inc. et all 2016-005597 CA 01. On July 12, 2016, the Company entered into a settlement agreement with the plaintiff for the settlement of the claim for an aggregate of $153,000. The balance is to be paid by way of a series of payments, commencing 7 days from the settlement date, each in the amount of $35,000. At each payment date the Company has the option of paying the amount due in cash, or in common stock at the then market value of the stock. The holder is restricted on a daily basis to a maximum sale of up to 15% of daily volume. On July 14, 2016, 333,333 of common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.078, on November 1, 2016, the Company made an additional payment of $35,000 comprised of 416,666 shares at a price of $0.084 per share and on December 7, 2016, the Company made a further payment of 594,228 shares at a price of $.0589 per share and on December 29, 2016 a further 673,077 at $0.052 was issued. At December 31, 2016, an unpaid balance of $13,289 was reflected as payable in the consolidated financial statements as a result of a true up provision based upon actual sales proceeds. On February 6, 2017 the Company issued a final 234,447 shares at $0.052 for aggregate proceeds of $12,191 to settle the note payable in full and dismissal of the lawsuit with prejudice. At December 31, 2017 the balance due was nil.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 14 – Litigation (continued)

On April 11, 2016, a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. and Daniel Bland by R Squared Partners LLC., a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015, pursuant to a Securities Purchase Agreement which included a convertible note agreement and the issuance of a warrant to acquire 3,000,000 shares at a price of $0.05 per share, with a cashless exercise. The Company repaid interest on the note on July 1, 2015 of $933 as required and repaid the loan principal of $100,000 on August 13, 2015 by wire transfer. Further, on September 1, 2015, the Company issued 29,340 shares as final payout of the note via conversion into shares pursuant to the note terms. Upon payout, R Squared refused to cancel the note payable and return the cancelled note to the Company as required by the contract. On March 15, 2016, R Squared issued a cashless exercise notice of the warrant for 1,903,021 common shares. Further, R Squared indicated that a further $100,000 was due under the note which is disputed by the Company. At December 31, 2016 and 2017, the Company has no amount due as payable to R Squared. The Company reflects the 3,000,000 warrants in the name of R Squared issued and outstanding in the consolidated financial statements December 31, 2016 and 2017. The warrants expire May 15, 2020. On January 8, 2019 a summary judgment was issued in the R Squared Partners, LLC vs 5BARz International, Inc., and Daniel Bland law suit. The summary judgment was awarded without opposition as the parties were actively engaged in settlement negotiations. Accordingly, the Company is filing a motion to vacate the order and or granting a motion to renew. The judgment awarded an interim order for breach of contract in the sum of $380,571 plus late fees in the amount of $2,987 accruing daily from March 16, 2016. The Company’s advisors hold that the judgment is based upon an agreement that charges interest at usury rates, illegal in the State of New York (see subsequent events note 16 to the December 31, 2017 consolidated financial statements included in this document).

On April 22, 2016, a complaint was filed in the Supreme Court of the State of New York, County of New York, against 5BARz International Inc. by Firstfire Global Opportunity Fund, a lender by way of convertible note. The complaint alleges breach of contract, requests injunctive relief and tortious interference with Contract. The Company had borrowed $100,000 on June 2, 2015. The Company repaid interest on the note on July 1, 2015 of $1,167 and repaid the loan principal of $100,000 on August 5, 2015 by wire transfer. Further, on August 5, 2015 the Company issued 24,000 shares as final payout of the note interest via conversion into shares pursuant to the note terms. First Fire Global Opportunity Fund has made demand on the Company for an additional amount of $100,000 due under the note and exercise of warrants. The Company disputes the claims for additional amounts due, the Company filed an answer to the complaint on May 31, 2016. On August 11, 2016, the Company entered into a settlement agreement with the plaintiff and issued 750,000 common shares in settlement with restrictive legend on the shares to be released, 250,000 shares each of August, September and October 2016. On December 31, 2016 and 2017, the balance due under the note and warrant agreement was nil.

On May 31, 2016, a complaint was filed in the United States District Court, Eastern District of New York, against 5BARz International, Inc. by LG Capital Funding, LLC, a lender by way of convertible note issued on June 18, 2015, in the principal amount of $52,500. The complaint alleges that the Company failed to deliver 1,699,580 shares pursuant to a notice of conversion, and seeks preliminary and permanent injunctive relief, damages and attorney fees. The Company has responded with an initial Memorandum of Law on June 24, 2016, in opposition to the Plaintiffs motion for permanent injunctive relief. The Company has accrued an amount of $64,609 due to the lender pursuant to the terms of the convertible note agreement at December 31, 2016. On December 31, 2017, the Company reflected a balance due to the lender of $75,616. On September 6, 2018, an order was entered which awarded damages of $110,472, plus legal fees. The additional amount of $34,856 has been accrued in the 2018 fiscal year.

On July 6, 2016, a complaint was filed in the District Court of Dallas County Texas, (DC-16-08001), against 5BARz International, Inc., and certain officers of the Company by JSJ Investments, Inc, a lender by way of convertible note in the principal amount of $104,500. The complaint alleged breach of contract, promissory estoppel as to note, and tortious interference with contract. On May 31, 2017, the Company and plaintiff entered into a mediation and settled the law suit by agreement to pay $200,000 in shares at market over six equal monthly payments. The Company paid by way of shares four payments from June to October 2017 in the aggregate amount of $133,332.

On February 9, 2018 a final judgment was issued by the Dallas County District court for damages of $92,174 plus attorney fees of $15,275. At December 31, 2016, the balance reflected as payable in the consolidated financial statements of the Company was $177,424, and on December 31, 2017 that balance after the payments addressed above was $66,668. The increase of $25,506, plus legal fees pursuant to court order was reflected in 2018. On September 7, 2018, the Company paid an additional $30,000 pursuant to a payment schedule negotiated with the lender for the balance due.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 14 – Litigation (continued)

On August 4, 2016, a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Union Capital LLC, a lender by way of convertible note in the principal amount of $100,000. The complaint alleged that the Company failed to deliver 4,299,689 shares pursuant to a notice of conversion, and seeks an order for specific performance, breach of contract, damages and attorney fees. On October 5, 2016, the Company issued 4,299,689 shares in full settlement of the note. On November 5, 2016, the parties entered into a settlement agreement providing mutual releases. The settlement agreement provides for an additional $25,000 payment to be made by November 22, 2016. At December 31, 2016, the balance of $25,000 remained unpaid and is accrued as a liability in the consolidated financial statements. On May 9, 2017, the Company was required by court order to pay legal fees and damages in the aggregate amount of $48,414 and the case was dismissed. On July 26, 2017, a court ordered receiver was appointed to collect the unpaid balance. On August 23, 2017, the Company paid $63,712 in legal fees and costs in full and final settlement of the unpaid amounts. The balance due at December 31, 2017 is nil.

On August 5, 2016, a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc. by Adar Bays LLC, a lender by way of convertible note in the principal amount of $52,500. The complaint alleged that the Company failed to deliver 184,775 shares pursuant to a notice of conversion, and seeks an order for injunctive relief, damages and attorney fees. On October 27, 2016, the Company and plaintiff negotiated a settlement agreement for payment of $83,733 in cash or shares over four months as well as a payment of 184,775 shares issued upon signing of the agreement. On November 3, 2016, the company delivered the 184,775 shares pursuant to the settlement agreement, valued at $5,000. On December 6, 2016, having filed a 10Q, the Company sought permission from plaintiff to commence payments in shares under the settlement agreement and issued the remaining shares. Plaintiff refused receipt of settlement shares pursuant to the settlement agreement and has sought summary judgement pursuant to the terms of the note. At December 31, 2016, the Company has reflected a principal and interest amount of $83,733. On May 16, 2017, the Company issued 1,674,666 shares to be available for trading over three months. The plaintiff refused to accept the shares in settlement of the debt. On August 16, 2018, a court order was issued for the settlement of the claims by petitioner in the amount of $58,514 plus interest, calculated to the date of order. On December 31, 2017, the principal and interest due pursuant to the court order is $82,803, which is reflected in the consolidated financial statements. The additional interest accrued in 2018 to the date of the court order was $7,220, which is reflected in the 2018 interest expense.

On September 19, 2016, a complaint was filed in the Superior Court of the State of California, for the County of San Diego against 5BARz International, Inc. by Richard Rajabi claiming $163,637 for breach of contract. The Company has filed an answer and counter claim in this matter. On December 31, 2016, the consolidated financial statements reflect an unpaid balance of $148,037. On October 18, 2017, a settlement agreement and stipulation for entry of judgment was entered into by the parties for full settlement of the claims by payment by the Company of $25,850. The settlement provided for payments on October 18, 2017 of $5,000, on November 16, 2017 a payment of $10,000 and a final payment of $10,850 on December 16, 2016. At December 31, 2017, the consolidated financial statements reflect an unpaid balance of $10,850 which was paid on January 12, 2018.

On December 1, 2016, a complaint was filed in the United States District Court, Southern District of New York, against 5BARz International, Inc., by Blue Citi LLC, a lender by way of convertible note in the principal amount of $110,000, entered into on August 26, 2015. On March 10, 2016, the Company and Blue Citi entered into a settlement agreement for the payment of $168,065 in eight monthly payments for settlement of the note. The Company paid four payments in the aggregate amount of $84,032 to Blue Citi LLC. Upon receipt of the fourth payment, Blue Citi filed a law suit claiming breach of contract, requesting specific performance under the original note agreement and in the alternative breach of contract under the settlement agreement. At December 31, 2016, the Company reflected a balance due of $84,033. On August 31, 2017, pursuant to court order, the Company delivered 1,857,777 shares at a price of $0.045 per share in further settlement of an additional $83,600 and attorney’s fees of $18,988. Accordingly, the Company has paid $167,632 on the $110,000 note. In response, the Company filed a cross motion to vacate that order and to dismiss the lawsuit on the basis that the Note violates New York’s laws against criminal usury. On September 19, 2018, the New York District Court denied this cross motion yet pointed out that it is possible that the New York Court of Appeals will see the issue differently. The District court ordered $180,204 in damages, $116,950 in prejudgment interest and $5,837 in attorney fees. On October 30, 2018, the Company filed a notice of appeal in the United States Court of Appeals, Second Circuit, 1:16-cv-09027-VEC, which appeals that decision and order of the District Court, granting the Petitioners motion and further appealed the denial of the district court to vacate the prior order for the issuance of 1,857,777 shares and denying the dismissal of the lawsuit on the basis that the note violates New York law on the basis of criminal usury. On December 31, 2017, the financial statement reflects a provision for loss on this matter in the amount of $321,979. Should the Company prevail in the court of appeal, a refund of $83,600 would be required from the plaintiff.

 ,

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 14 – Litigation (continued)

On March 16, 2017, Alta Sorrento Office Center, LLC filed a complaint in the Superior Court of California, County of San Diego, central division, Alta Sorrento Office Center vs. 5BARz International, Inc. case number 37-2017-00009385-CU-UD-CTL. The complaint alleges that unpaid rent, interest and common area fees in the amount of $48,951 are due and payable by the plaintiff and seeks prejudgment right to possession, of the premises at suites 140 and 200, 9444 Waples Street, in San Diego, California. At December 31, 2016, unpaid rent of $24,422 has been accrued as payable in these consolidated financial statements. On January 4, 2017, the Company paid for December 31, 2016 rent $24,073. The Company has filed an answer to the complaint on April 9, 2017 and entered into a stipulated amount due to be paid to June 30, 2017 in the amount of $195,245. That amount is not paid, and the offices were surrendered to the landlord. At December 31, 2017, the Company reflects a provision for loss on this matter in the amount of $295,595.

In addition to the above, the Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Note 15 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Product development costs	$660,689	$448,596	$991,799
Consulting and wages	2,755,374	2,265,825	1,082,889
Legal and administrative	315,588	26,438	498,704
Acquired liabilities – CelLynx - 2012	364,116	360,716	1,118,495
Other	92,559	19,389	249,491
Total	$4,188,326	$3,120,964	$3,941,378

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 16 – Subsequent events

Sales of Common Stock

Shares issued for cash

During the period January 1, 2018 to March 31, 2018, the Company issued 2,998,800 units at a price of $0.03 per unit for proceeds of $89,964. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term.

During the period April 1, 2018 to June 30, 2018, the Company issued 666,666 units at a price of $0.03 per unit for proceeds of $20,000. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term. The Company also issued 3,100,000 units at a price of $0.03 per unit for proceeds of $93,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2018 to September 30, 2018, the Company issued 37,325,335 units at a price of $0.03 per unit for proceeds of $1,119,760. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period October 1, 2018 to December 31, 2018, the Company issued 13,225,900 units at a price of $0.03 per unit for proceeds of $396,777. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period January 1, 2019 to February 14, 2019, the Company issued 9,733,333 units at a price of $0.03 per unit for proceeds of $292,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

Shares issued for services

During the period January 1, 2018 to March 31, 2018, the Company issued 567,867 shares at a price of $0.03 per share for services valued at $17,036. The Company also issued 750,000 shares at a price of $0.0325 per share for services valued at $24,375.

During the period April 1, 2018 to June 30, 2018, the Company issued 350,000 shares at a price of $0.029 per share for services valued at $10,150. The Company also issued 8,526,033 shares at a price of $0.03 per share for debt and services valued at $255,781.

During the period July 1, 2018 to September 30, 2018, the Company issued 750,000 shares at a price of $0.03 per share for services valued at $22,500.

During the period October 1, 2018 to December 31, 2018, the Company issued 308,840 shares at a price of $0.05 per share for services valued at $15,442. The Company also issued 333,334 shares at a price of $0.03 per share for services valued at $10,000.

Shares issued for note and interest payable conversions

During the period July 1, 2018 to September 30, 2018, the Company issued 1,802,882 shares at a price of $0.03 per share for the settlement of interest payable with a total value of $54,086. The Company also issued 2,917,649 shares at a price of $0.03 per share upon conversion of $87,529 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

During the period October 1, 2018 to December 31, 2018, the Company issued 506,056 shares at a price of $0.03 per share for the settlement of interest payable with a total value of $15,182. The Company also issued 843,419 shares at a price of $0.03 per share upon conversion of $25,303 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

During the period January 1, 2019 to February 14, 2019, the Company issued 8,083,557 shares at a price of $0.03 per share upon conversion of $242,507 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 16 – Subsequent events (continued)

Related Party Transactions – Convertible Promissory Notes

On June 30, 2018, the Company settled certain unpaid liabilities comprised of unpaid consulting fees and expenses for each of the CEO of 5BARz International, Inc. of $110,000, the Chairman of 5BARz International Inc. of $110,000 and the CEO of 5BARz India Private Limited of $110,000. The amounts were settled by the issuance of convertible notes, which bear interest at a rate of 8% per annum and are convertible on demand at a price of $0.03 per share. Each convertible note is provided along with a warrant to acquire an equal number of the conversion shares at a strike price of $0.20 per share and a similar issue of warrants at a strike price of $0.10 per share. Accordingly warrants to acquire an aggregate of 11,000,000 shares at a strike price of $0.20 and warrants were issued to acquire the same number of shares at a strike price of $0.10 were issued. The warrants have a term of 2 years.

Settlement of Convertible Promissory Notes

During the period subsequent to December 31, 2017 several convertible promissory notes were settled by way of litigation or settlement agreement as follows;

Note Reference	Balance 12/31/17	Settlement Date	Settlement Amount	Terms of Settlement
Note 8(b)	$91,896	May 1, 2018	$110,448	Settlement of 3,681,600 shares and warrants at $0.20
Note 8(h)	$82,802	August 16, 2018	$89,590	Litigation order, payment negotiation ongoing
Note 8(j)	$75,616	Sept. 6, 2018	$110,472	Litigation order, payment negotiation ongoing.
Note 8(k)	$66,667	February 9, 2018	$107,449	Litigation order, paid $30,000 Sept 7, 2018, balance due.
Note 8(O)	$321,979	Sept 19, 2018	$321,979	Litigation order, Appealed - United States District Court

Each of the settlements and judgments reflected above terminate the note holders right to convert amounts due into common stock of the Company.

Other Litigation - Settlement

On October 19, 2018 the Company paid $25,000 as an initial payment in settlement of a stipulated judgment in favor of Ramona Featherby dba California Recovery Specialists. The stipulated judgment was in the amount of $130,000 and the settlement agreement provided for $105,000 to be paid in four monthly payments in full settlement of which $25,000 was paid, October 19, 2018. The balance due pursuant to the settlement agreement subsequent to the payment is $80,000.

Litigation

On June 7, 2018, a complaint was filed in the United States Court, Southern District of New York against 5BARz International, Inc. by EMA Financial LLC, a lender by way of convertible note in the principal amount of $110,000. The Note was entered into on July 30, 2015, see Note 8(m). The complaint requests specific performance under the agreements, claims breach of contract, injunctive relief, costs and attorney fees. On August 31, 2016, the Company had entered into a settlement agreement, which provided for a series of six (6) monthly settlement payments, in the aggregate amount of $188,500 in full settlement of the above referenced note. During the year to December 31, 2016, the Company paid $30,023 by way of the issuance of 389,910 shares. The balance reflected in the consolidated financial statements at December 31, 2016 was $158,477. During 2017, the Company remitted a further $96,659 in payments pursuant to the settlement agreement by way of three issuance of shares aggregating 1,431,447 common shares. At December 31, 2017, the balance due of $61,818 under the settlement agreement was reflected in the consolidated financial statements.

On January 8, 2019 a summary judgment was issued in the R Squared Partners, LLC vs 5BARz International, Inc., and Daniel Bland law suit. The summary judgment was awarded without opposition as the parties were actively engaged in settlement negotiations.  Accordingly, the Company is filing a motion vacate the order and or granting a motion to renew. The judgment awarded an interim order for breach of contract in the sum of $380,571 plus late fees in the amount of $2,987 accruing daily from March 16, 2016. The Company’s advisors hold that the judgment is based upon an agreement that charges interest at usury rates, illegal in the State of New York.

5BARz International, Inc.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Note 16 – Subsequent events (continued)

Incorporation of 5BARz Technologies Pte. Ltd.

On October 23, 2018 the Company incorporated a wholly owned subsidiary 5BARz Technologies Pte. Ltd., in Singapore, with the stated objective of the development of software and programming activities related to the Companies developing Big Data business.

5BARz International Inc.

Form 10-Q

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$7,021	$57,830
Cash held in trust	2,733	170,221
Inventories	176,672	195,523
Prepaid expenses and deposits	287,539	175,962
Other receivables	—	19,358
TOTAL CURRENT ASSETS	473,965	618,894

FIXED ASSETS:
Furniture and equipment, net	76,193	174,862
OTHER ASSETS:
Intangible assets, net	1,903,425	2,270,477
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,043,671	3,410,723
TOTAL ASSETS	$3,593,829	$4,204,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,173,170	$3,120,964
Due to related parties	2,976,724	2,261,133
Taxes, interest and penalties	378,284	378,284
Derivative liabilities	108,742	1,302,543
Notes payable, net of debt discount	1,503,006	1,270,764
TOTAL CURRENT LIABILITIES	9,139,926	8,333,688
TOTAL LIABILITIES	9,139,926	8,333,688

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 600,000,000 shares authorized; 458,149,500 and 434,427,532 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	458,151	434,428
Capital in excess of par value	25,592,465	24,395,983
Accumulated deficit	(32,388,036)	(29,810,180)
Accumulated other comprehensive income	45,753	94,301
TOTAL 5BARz STOCKHOLDERS’ DEFICIT	(6,291,667)	(4,885,468)
Non-controlling interest	745,570	756,259
TOTAL STOCKHOLDERS' DEFICIT	(5,546,097)	(4,129,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,593,829	$4,204,479

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	3 Months Ended		9 Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Sales	$17	$19,543	$2,325	$56,071
Cost of Sales	(387)	(64,881)	(5,837)	(284,073)
Gross loss	(370)	(45,338)	(3,512)	(228,002)
Operating expenses:
Amortization and depreciation	133,997	138,966	415,230	413,602
Sales and marketing expenses	176,431	224,948	373,427	875,737
Research & development	382,007	564,043	1,204,029	2,096,025
General and administrative expenses	614,422	918,748	1,948,677	2,895,185
Total operating expenses	1,306,857	1,846,705	3,941,363	6,280,549

Loss from operations	(1,307,227)	(1,892,043)	(3,944,875)	(6,508,551)

Other income (expense):
Change in fair value of derivative liability	283,299	637,978	1,260,069	1,310,777
Gain (loss) on settlement of debt	—	(48,133)	122,187	486,490
Interest expense	(33,297)	(4,877)	(108,200)	(13,789)
Interest expense – amortization debt discount	—	(27,922)	—	(83,767)
Interest expense – notes payable	—	(34,783)	—	(99,397)
Other income	—	—	82,274	—
Total other income (expense)	250,002	522,263	1,356,330	1,600,314
Net loss	(1,057,225)	(1,369,780)	(2,588,545)	(4,908,237)
Less: Non-controlling interest share of net loss	3,419	3,262	10,689	9,853
Net loss, controlling interest	$(1,053,806)	$(1,366,518)	$(2,577,856)	$(4,898,384)

Basic (loss) per common share	(0.00)	(0.00)	(0.01)	(0.01)
Weighted average number of shares outstanding	444,897,712	378,548,235	437,364,674	340,714,369
Net loss, controlling interest	(1,053,806)	(1,366,518)	(2,577,856)	(4,898,384)
Other comprehensive income
Foreign currency translation gain (loss)	(27,733)	1,735	48,547	4,950
Other comprehensive income (loss)	(27,733)	1,735	48,547	4,950
Total comprehensive loss	$(1,081,539)	$(1,364,783)	$(2,529,309)	$(4,893,434)

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,588,545)	$(4,908,237)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	415,230	413,602
Stock based compensation	41,629	264,097
Warrants issued for services	175,203	751,936
Change in fair value of derivative liability	(1,260,069)	(1,310,777)
Common shares issued for services	290,632	331,118
Interest expense – debt discount	—	83,767
Inventory reserve expense	—	54,923
Gain on settlement of debt	(122,187)	(486,490)
Other income	(82,274)	—
Deferred tax expense		—
Loss on disposition of assets	46,161	—

Changes in operating assets and liabilities:
Change in inventories	18,851	(28,153)
Change in other receivable	19,358	(265,666)
Change in accounts payable and accrued expenses	2,002,364	1,312,307
Change in prepaid expenses and deposits	(111,577)	(92,117)
Change in unpaid interest and penalties on notes payable	71,967	82,146
Net cash (used) in operating activities	(1,083,257)	(3,797,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition (disposition) of intangible assets	—	(6,390)
Purchase of furniture and equipment assets	—	(81,093)
Net cash used in investing activities	—	(87,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	614,271	—
Proceeds used to settle notes payable	(32,678)	(94,812)
Proceeds from exercise of warrants	—	622,083
Proceeds from issuance of common stock	234,820	3,234,000
Principal payments of capital leases	—	—
Net cash provided by financing activities	816,413	3,761,271

Effect of foreign currency exchange on cash	48,547	(4,950)

NET INCREASE (DECREASE) IN CASH	(218,297)	(128,706)

CASH AND CASH HELD IN TRUST, BEGINNING OF YEAR	228,051	294,561

CASH AND CASH HELD IN TRUST, END OF PERIOD	$9,754	$165,855

Supplementary disclosure of Cash Flow Information
Cash paid for interest		$31,041

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares in settlement of notes payable	$—	$1,293,003
Settlement of accounts payable with common stock	$86,975	$251,148
Issuance of shares for services	$290,632	$331,118
Settlement of notes payable and accrued expenses with common stock	$455,539	$—
Reclassification of derivative liability from equity	$—	$2,596,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$1,850	$57,830
Cash held in trust	76,246	170,221
Inventories	177,733	195,523
Prepaid expenses and deposits	277,860	175,962
Other receivables	—	19,358
TOTAL CURRENT ASSETS	533,689	618,894

FIXED ASSETS:
Furniture and equipment, net	125,776	174,862
OTHER ASSETS:
Intangible assets, net	2,026,405	2,270,477
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,166,651	3,410,723
TOTAL ASSETS	$3,826,116	$4,204,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,897,513	$3,120,964
Due to related parties	2,938,819	2,261,133
Taxes, interest and penalties	378,284	378,284
Derivative liabilities	381,396	1,302,543
Notes payable, net of debt discount	1,150,979	1,270,764
TOTAL CURRENT LIABILITIES	8,746,991	8,333,688
TOTAL LIABILITIES	8,746,991	8,333,688

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 600,000,000 shares authorized; 449,990,616 and 434,427,532 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	449,992	434,428
Capital in excess of par value	25,196,355	24,395,983
Accumulated deficit	(31,334,231)	(29,810,180)
Accumulated other comprehensive income	18,020	94,301
TOTAL 5BARz STOCKHOLDERS’ DEFICIT	(5,669,864)	(4,885,468)
Non-controlling interest	748,989	756,259
TOTAL STOCKHOLDERS' DEFICIT	(4,920,875)	(4,129,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,826,116	$4,204,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	3 Months Ended		6 Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales	$2,308	$16,969	$2,308	$36,528
Cost of Sales	(5,450)	(126,155)	(5,450)	(219,192)
Gross loss	(3,142)	(109,186)	(3,142)	(182,664)
Operating expenses:
Amortization and depreciation	140,205	139,326	281,232	274,636
Sales and marketing expenses	81,969	393,745	196,995	650,789
Research & development	187,195	597,196	822,025	1,531,982
General and administrative expenses	701,638	1,556,387	1,334,254	1,976,436
Total operating expenses	1,111,007	2,686,654	2,634,506	4,433,843

Loss from operations	(1,114,149)	(2,795,840)	(2,637,648)	(4,616,507)

Other income (expense):
Change in fair value of derivative liability	212,885	(1,037,049)	976,770	672,799
Gain on settlement of debt	122,187	534,623	122,187	534,623
Interest expense	(63,396)	(77,127)	(74,903)	(73,526)
Interest expense – debt discount	—	(27,923)	—	(55,845)
Other income	—	—	82,274	—
Total other income (expense)	271,676	(607,476)	1,106,328	1,078,051
Net loss	(842,473)	(3,403,316)	(1,531,320)	(3,538,456)
Less: Non-controlling interest share of net loss (income)	3,381	(21,218)	7,270	6,591
Net loss, controlling interest	$(839,092)	$(3,424,534)	$(1,524,050)	$(3,531,865)

Basic (loss) per common share	(0.00)	(0.01)	(0.00)	(0.01)
Weighted average number of shares outstanding	437,120,678	342,972,127	433,535,727	321,589,557
Net loss, controlling interest	(839,092)	(3,424,534)	(1,524,050)	(3,531,865)
Other comprehensive income
Foreign currency translation gain (loss)	19,423	(6,133)	76,281	3,215
Other comprehensive income (loss)	19,423	(6,133)	76,821	3,215
Total comprehensive loss	$(819,669)	$(3,430,667)	$(1,447,770)	$(3,528,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,531,320)	$(3,538,456)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	281,232	274,636
Stock based compensation	29,778	218,325
Warrants issued for services	175,203	751,936
Change in fair value of derivative liability	(976,770)	(672,799)
Common shares issued for services	55,185	217,140
Interest expense – debt discount	—	55,844
Inventory reserve expense	—	34,266
Gain on settlement of debt	(122,187)	(534,623)
Other income	(82,274)	—
Loss on disposition of assets	6,380	—

Changes in operating assets and liabilities:
Change in inventories	17,790	32,769
Change in other receivable	19,358	(28,257)
Change in accounts payable and accrued expenses	1,612,982	725,505
Change in prepaid expenses and deposits	(101,898)	(41,750)
Change in unpaid interest and penalties on notes payable	49,843	49,673
Net cash used in operating activities	(566,698)	(2,455,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition (disposition) of intangible assets	—	(3,915)
Purchase of furniture and equipment assets	—	(85,232)
Net cash (used in) investing activities	—	(89,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	129,442	—
Proceeds used to settle notes payable	—	(94,812)
Proceeds from exercise of warrants	—	—
Proceeds from issuance of common stock	211,020	2,437,000
Principal payments of capital leases	—	—
Net cash provided by financing activities	340,462	2,342,188

Effect of foreign currency exchange on cash	76,281	(3,215)

NET DECREASE IN CASH	(149,955)	(205,965)

CASH AND CASH HELD IN TRUST, BEGINNING OF YEAR	228,051	294,561

CASH AND CASH HELD IN TRUST, END OF PERIOD	$78,096	$88,596

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$—	$77,648

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of shares in settlement of notes payable	$—	$1,018,981
Settlement of accounts payable with common stock	$76,975	$—
Settlement of notes payable and accrued expenses with common stock	$321,723	$—
Reclassification of derivative liability from equity	$—	$1,989,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$5,558	$57,830
Cash held in trust	34,480	170,221
Inventories	178,683	195,523
Prepaid expenses and deposits	299,422	175,962
Other receivables	—	19,358
TOTAL CURRENT ASSETS	518,143	618,894

FIXED ASSETS:
Furniture and equipment, net	142,023	174,862
OTHER ASSETS:
Intangible assets, net	2,148,955	2,270,477
Goodwill	1,140,246	1,140,246
TOTAL OTHER ASSETS	3,289,201	3,410,723
TOTAL ASSETS	$3,949,367	$4,204,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,558,985	$3,120,964
Due to related parties	2,773,356	2,261,133
Taxes, interest and penalties	378,284	378,284
Derivative liabilities	577,241	1,302,543
Notes payable, net of debt discount	1,121,302	1,270,764
TOTAL CURRENT LIABILITIES	8,409,168	8,333,688
TOTAL LIABILITIES	8,409,168	8,333,688

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value, 600,000,000 shares authorized; 443,125,946 and 434,427,531 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	443,127	434,428
Capital in excess of par value	24,802,397	24,395,983
Accumulated deficit	(30,495,138)	(29,810,180)
Accumulated other comprehensive income	37,443	94,301
TOTAL 5BARz STOCKHOLDERS’ DEFICIT	(5,212,171)	(4,885,468)
Non-controlling interest	752,370	756,259
TOTAL STOCKHOLDERS' DEFICIT	(4,459,801)	(4,129,209)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,949,367	$4,204,479

The accompanying notes are an integral part of these consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	3 Months Ended
	March 31, 2017	March 31, 2016
Income Statement

Sales	$—	$19,559
Cost of Sales	—	(93,037)
Gross loss	—	(73,478)
Operating expenses:
Amortization and depreciation	141,028	135,310
Sales and marketing expenses	115,026	257,044
Research & development	634,829	934,786
General and administrative expenses	632,616	420,049
Total operating expenses	1,523,499	1,747,189

Loss from operations	(1,523,499)	(1,820,667)

Other income (expense):
Change in fair value of derivative liability	763,885	1,709,848
Gain (loss) on settlement of debt	—	—
Interest expense	(11,507)	3,601
Interest expense - debt discount	—	(27,922)
Other income	82,274	—
Total other income (expense)	834,652	1,685,527
Net loss	(688,847)	(135,140)
Less: Non-controlling interest share of net loss	3,889	27,809
Net loss, controlling interest	$(684,958)	$(107,331)

Basic (loss) per common share	(0.00)	(0.00)
Weighted average number of shares outstanding	429,747,053	300,206,988
Net loss, controlling interest	(684,958)	(107,331)
Other comprehensive income
Foreign currency translation gain (loss)	56,858	9,348
Other comprehensive income (loss)	56,858	9,348
Total comprehensive loss	$(628,100)	$(97,983)

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended
	March 31, 2017		March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(688,847)	$(135,140)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization		141,028	135,310
Stock based compensation		15,886	55,362
Change in fair value of derivative liability		(763,885)	(1,709,848)
Common shares issued for services		40,000	35,455
Interest expense – debt discount		-	27,922
Inventory reserve expense		-	17,133
Other income		(82,274)	-
Gain on settlement of debt		-	-
Loss on disposition of assets		6,258	-

Changes in operating assets and liabilities:
Change in inventories		16,840	12,293
Change in other receivable		19,358	(23,708)
Change in accounts payable and accrued expenses		976,529	240,926
Change in prepaid expenses and deposits		(123,460)	(18,624)
Change in unpaid interest and penalties on notes payable		2,735	(11,040)
Net cash used in operating activities		(439,832)	(1,373,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition (disposition) of intangible assets		-	(599)
Purchase of furniture and equipment assets		-	(2,198)
Net cash (used in) investing activities		-	(2,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes		49,961	-
Proceeds used to settle notes payable		-	(22,500)
Proceeds from exercise of warrants		-	-
Proceeds from issuance of common stock		145,000	1,391,000
Net cash provided by financing activities		194,961	1,368,500

Effect of foreign currency exchange		56,858	9,348

NET DECREASE (INCREASE) IN CASH		(188,013)	1,092

CASH AND CASH HELD IN TRUST, BEGINNING OF YEAR		228,051	294,561

CASH AND CASH HELD IN TRUST, END OF PERIOD		$40,038	$295,653

Supplementary disclosure of Cash Flow Information
Cash paid for interest	$		$14,741

NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable with common stock		$40,000	$25,584
Settlement of notes payable with common stock		$212,811	$697,259
Reclassification of warrants and options to derivative liabilities from equity		$-	$504,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

5BARz INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Common Stock		Excess of	Accumulated	Accumulated Other Comprehensive	Non- Controlling
	Shares	Amount	Par Value	Deficit	Income	Interest	Total
Balances, January 1, 2017	434,427,531	434,428	24,395,983	(29,810,180)	94,301	756,259	(4,129,209)
Shares issued for cash	2,900,000	2,900	142,100				145,000
Shares issued for service	800,000	800	39,200				40,000
Shares issued for debt	797,005	797	39,203				40,000
Shares on settlement of notes	4,201,410	4,201	208,609				212,811
Reclassification options/warrants			(38,584)				(38,584)
Stock options expense			15,886				15,886
Net loss				(684,958)		(3,889)	(688,847)
Foreign currency loss - AOCI					(56,858)		(56,858)
Balances, March 31, 2017	443,125,946	443,127	24,802,397	(30,495,138)	37,443	752,370	(4,459,801)

Shares issued for cash	1,530,666	1,531	64,489				66,020
Shares issued for service	337,445	337	14,848				15,185
Shares issued for debt	739,500	740	36,236				36,975
Shares on settlement of notes	2,582,392	2,582	106,330				108,913
Reclassification options/warrants			(17,040)				(17,040)
Shares issued and unreleased	1,674,666	1,675	-				1,675
Warrants issued for services			175,203				175,203
Stock options expense			13,892				13,892
Net loss				(839,093)		(3,381)	(842,474)
Foreign currency loss - AOCI					(19,423)		(19,423)
Balances, June 30, 2017	449,990,615	449,992	25,196,355	(31,334,231)	18,020	748,989	(4,920,875)

Shares issued for cash	680,000	680	23,120				23,800
Shares issued for service	3,980,667	3,981	231,466				235,447
Shares issued for debt	200,000	200	9,800				10,000
Shares on settlement of notes	3,298,217	3,298	130,518				133,816
Reclassification options/warrants			(10,645)				(10,645)
Stock options expense			11,851				11,851
Net loss				(1,053,805)		(3,419)	(1,057,224)
Foreign currency gain - AOCI					27,733		27,733
Balances, September 30, 2017	458,149,499	458,151	25,592,465	(32,388,036)	45,753	745,570	(5,546,097)

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Going Concern

The Company was incorporated under the laws of the State of Nevada on November 14, 2008. The Company was originally named “Bio-Stuff” and was a designated shell corporation from inception to the date of acquisition of the 5BARz assets.

In 2010, the Company changed its name to 5BARz International, Inc. and the Company acquired a set of agreements for a 50% interest in certain intellectual property underlying the 5BARz™ products, and marketing rights. The 5BARz products are highly engineered wireless units referred to as “cellular network extenders”. The initial 5BARz™ device captures cell signal and provides a smart amplification and resend of that cell signal giving the user improved cellular reception in their home, office or while mobile. On March 29, 2012, 5BARz International, Inc. acquired a 60% controlling interest in CelLynx Group, Inc. (the founder of the 5BARz technology) and a 60% interest in the intellectual property underlying the 5BARz™ cellular network extender products. During 2016, the Company developed a next generation Wifi router and smart home hub, the ROVR, equipped with the 5BARz Smart Experience connectivity software and applications. On January 12, 2015, the Company incorporated two new subsidiaries, 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India. On June 27, 2016, the Company incorporated 5BARz Pte. Ltd. in Singapore a 100% owned subsidiary. On January 18, 2017, the Company incorporated 5BARz Global Technology in Grand Cayman a 100% owned subsidiary.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2017, 2016 and 2015, included elsewhere in this filing. The Company’s accounting policies are more fully described in the Notes to the consolidated financial statements in its Annual Report on Form 10-K for the years ended December 31, 2017, 2016 and 2015. These condensed consolidated financial statements reflect the financial position for the Company and its subsidiary companies, CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%), 5BARz India Private Limited (99.9%) and 5BARz Pte. Ltd. (100%) in Singapore. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary for the period indicated in the respective statement.

Going concern

The accompanying condensed consolidated financial statements been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has sales of $2,325 and $56,071 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The Company incurred losses of $2,588,545 and $4,908,237 during the nine months ended September 30, 2017 and 2016, respectively. Cash used in operating activities was $1,083,257 and $3,797,544 for the nine months ended September 30, 2017 and 2016, respectively. The Company is seeking additional sources of equity or debt financing, and there is no assurance these activities will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. The Company is seeking to raise capital through additional debt and/or equity financings to fund its operations in the future. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Although we have historically raised capital from sales of common stock, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail our operations. The Company’s continued existence is dependent upon adequate additional financing being raised to develop its sales and marketing program for the sales of 5BARz product, to expand the Company’s product base and commence its planned operations. Our condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management’s assessment of the significant factors includes several quantitative and qualitative conditions.

•	Continued ability to generate proceeds from private placements – since inception of the business in 2008, the Company has financed operations through private placements and debt. The Company’s gross proceeds from warrants exercise and private placements for the nine months ended September 30, 2017 was $849,091 compared to $3,856,083 in 2016. Further, the availability of capital markets for the Company have facilitated the Company’s ability to pay for services and settle debt by way of the issuance of common shares. During the nine months ended September 30, 2017, the Company settled debt and paid for services by the issuance of $833,146 in common shares, compared to $1,875,269 during the nine months ended September 30, 2016.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Going Concern (continued)

Going concern (continued)

• Product Commercialization – In August 2015, the Company became an approved vendor and received its first purchase orders for the Company’s patented “Cellular Network Extender” from a Tier 1 cellular network operator in India. Since that time the Company has received follow on orders from that customer. In March 2016, the Company became an approved vendor and received its first purchase orders for product from a second Tier 1 cellular network operator in India for Cellular Network Extenders.

•	Broadband Diversification Opportunity - In conjunction with the work by the Company with Cellular Network operators in India, the Company has commenced delivery of a new product the 5BARz ROVR, a smart WIFI device, pursuant to an agreement with a tier one broadband Company in India.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 2 – Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements include the accounts of 5BARz International Inc., and its subsidiary companies CelLynx Group Inc. (60%) and its wholly owned subsidiary CelLynx Inc. (100%), 5BARz International SA de CV (99%) in Mexico, and 5BARz India Private Limited (99.9%) in India. Results of operations for subsidiary Companies are reflected only from the date of acquisition of that subsidiary, for the period indicated in the respective statements. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairment analysis for long lived assets, income taxes, litigation and valuation of derivative instruments. Actual results could differ from those estimates.

Research and development costs

Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

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

Inventory

Inventories are carried at the lower of cost and net realizable value. Cost is determined using the FIFO method. The aggregate inventory as of September 30, 2017 was $176,672, June 30, 2017 was $177,733 and March 31, 2017 was $178,683.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all of our reporting units and perform a detailed quantitative test of impairment (step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis (step 2) to measure such impairment. The Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made from the qualitative assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. In accordance with the Codification, the Company reviews the carrying value of its intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2017, June 30, 2017, March 31, 2017.

Cash Held in Trust

Cash held in trust is comprised in part of amounts held in escrow by law firms engaged by the Company for the purpose of attending to financings entered into by the Company.  Pursuant to the terms of the Company’s subscription agreement, those trust funds are non-interest-bearing loans held until such time as the subscription agreement is completed and the underlying security is issued by the Company.  These trust arrangements are not fixed term but occur from time to time in conjunction with financings in progress by the Company.

In addition, on April 3, 2013, the Company entered into a Trust Agreement with Next Digital Corporation, a Company controlled by Mr. Daniel Bland, the CEO, CFO and Director of the Company.  Mr. Bland is the designated trustee of the Next Digital Corporation trust account.  Trust fund deposits are made by the Company or investors of the Company to the Next Digital bank account. The Trust funds remain on the books of the Company as a cash asset, and said funds are utilized solely for operating expenses of the Company. The trust funds are disbursed solely by the Trustee for expenditures for and on behalf of the Company and are made in compliance with the internal controls and cash management policies of the Company. In June 2018 that trust account was closed.

Cash held in trust aggregated $2,773 on September 30, 2017, $76,246 on June 30, 2017 and $34,480 on March 31,2017.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Long-Lived Assets Subject to Amortization

The Company amortizes assets with finite lives over their estimated useful lives and reviews them for impairment or whenever impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows in measuring whether the long-lived asset should be written down to fair value.  Further, the Company measures the market cap of the Company, in relation to the underlying asset value to support the valuation of those assets. Measurement of the amount of impairment would be based on generally accepted valuation methodologies, as deemed appropriate. The assets are being amortized over their estimated useful life of seven to ten years.

There were no long-lived assets impairment charges recorded as of September 30, 2017, June 30, 2017 and March 31, 2017.

 Revenue recognition

The Company's revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized at the date that each of the following conditions are met, (i) shipment to customers are complete, (ii) when the price is fixed or determinable, (iii) the delivery is completed, (iv) no other significant obligations of the Company exist, and (v) collectability is reasonably assured.

Foreign currency translation

Items included in the financial statements are measured using their functional currency, being the currency of the primary economic environment in which the Company operates. The financial statements are presented in US dollar which is the Company’s functional and presentation currency. Transactions in foreign currencies have been translated into US dollars using the current rate method. The functional currency of the Company’s subsidiary 5BARz International SA de CV, in Mexico is the local currency, the Mexican Peso, and the functional currency in the Company’s subsidiary 5BARz India Private Limited is the functional currency in India, the Indian Rupee.  The functional currency in the Company’s subsidiary 5BARz Pte. Ltd. in Singapore is the Singapore Dollar. The functional currency in the Company’s subsidiary in the Grand Caymans is the US Dollar which is equivalent to the Cayman Island dollar. Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the year. Equity accounts are translated at historical exchange rates. The resulting translated gain and loss adjustments are accumulated as a component of stockholders’ equity with other comprehensive income.

Concentrations

The Company maintains cash with major financial institutions. Cash held in US bank institutions is currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. No similar insurance or guarantee exists for cash held in Mexico, India and Singapore bank accounts. There were aggregate uninsured cash balances of $6,774 at September 30, 2017, $ 2,835 at June 30, 2017 and $3,129 at March 31, 2017, respectively.

 Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The guidance requires other comprehensive income (loss) to include foreign currency translation adjustments.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies – continued

Foreign Operations

The following summarizes key financial metrics associated with the Company’s foreign operations:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Assets- U.S.	$3,173,599	$3,419,382	$3,544,230	$3,826,006
Assets- Mexico	74,648	69,565	70,156	94,147
Assets- India	344,547	335,924	333,543	243,570
Assets - Singapore	1,035	1,245	1,438	40,756
Assets- Total	$3,593,829	$3,826,116	$3,949,367	$4,204,479

Liabilities- U.S.	$7,436,598	$7,276,959	$7,215,005	$7,106,868
Liabilities- Mexico	175,281	177,041	169,831	154,341
Liabilities- India	1,522,920	1,287,906	1,020,754	1,067,090
Liabilities - Singapore	5,127	5,085	3,579	5,389
Liabilities- Total	$9,139,926	$8,746,991	$8,409,169	$8,333,688

	For the three months ended		For the three months ended		For the three months ended
	September 30,	September 30,	June 30,	June 30,	March 31,	March 31,
	2017	2016	2017	2016	2017	2016
Revenues- U.S.	$—	$—	$—	$—	$—	$—
Revenues- Mexico	—	—	—	—	—	—
Revenues- India	17	19,543	2,308	16,969	—	19,559
Revenues- Singapore					—	—
Revenues- Total	$17	$19,543	$2,308	$16,969	$—	$19,559

Net (income) loss- U.S.	$659,291	$1,014,831	$523,802	$2,967,092	$514,918	$(193,308)
Net (income) loss- Mexico	(343)	43,473	7,801	46,398	39,549	57,188
Net loss- India	395,743	310,103	305,114	379,709	116,952	271,260
Net loss- Singapore	2,534	1,373	5,756	10,117	17,428	—
Net Loss- Total	$1,057,225	$1,369,780	$842,473	$3,403,316	$688,847	$135,140

	For the nine months ended		For the six months ended
	September 30,	September 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues- U.S.	$—	$—	$—	$—
Revenues- Mexico	—	—	—	—
Revenues- India	2,325	56,071	2,308	36,528
Revenues – Singapore	—	—	—	—
Revenues- Total	$2,325	$56,071	$2,308	$36,528

Net Loss- U.S.	$1,698,011	$3,788,616	$1,038,720	$2,773,784
Net loss- Mexico	47,007	147,059	47,350	103,586
Net loss- India	817,809	961,072	422,066	650,969
Net loss - Singapore	25,718	11,490	23,184	10,117
Net Loss- Total	$2,588,545	$4,908,237	$1,531,320	$3,538,456

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, amounts due to related parties, notes payable and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis:

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
September 30, 2017	$108,742	$—	$—	$108,742
June 30, 2017	$381,396	$—	$—	$381,396
March 31, 2017	$577,241	$—	$—	$577,241
December 31, 2016	$1,302,543	$—	$—	$1,302,543

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Beginning balance	$381,396	$577,241	$1,302,543	$1,868,439
Aggregate fair value of conversion feature upon issuance of common shares	—	—	—	—
Change in fair value of derivative liabilities	(283,299)	(212,886)	(763,885)	(3,485,801)
Reclassification of warrants to derivative liability	6,462	9,968	30,095	2,785,655
Reclassification of options to derivative liability	4,183	7,073	8,488	134,249
Ending balance	$108,742	$381,396	$577,241	$1,302,543

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Fair value of financial instruments (continued)

The derivative conversion feature liabilities are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Stock price	$0.031	$0.041	$0.046	$0.0513
Volatility	89.65%	94.91%	94.99%	104.69%
Risk-free interest rate	1.06%	1.03%	0.76%	0.51%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	1.70 years	1.26 years	1.89 years	1.31 years

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

Derivative instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”. As a result, the conversion feature is marked to market at each reporting period. The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company re assesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The Company incurred stock based compensation charges relating to options during the three, six and nine-months period ended March 31, 2017 and 2016, June 30, 2017 and 2016, September 30, 2017 and 2016 as follows:

	For the Nine Months Ended		For the Six Months Ended		For the Three Months Ended

	September 30, 2017	September 30, 2016	June 30, 2017	June 30, 2016	March 31, 2017	March 31, 2016

General and administrative	$41,629	$223,447	$29,788	$177,675	$15,886	$14,711
Research and development	—	33,644	—	33,644	—	33,644
Sales and marketing	—	7,007	—	7,007	—	7,007
Total	$41,629	$264,098	$29,788	$218,326	$15,886	$55,362

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Net loss per share

The Company reports net loss per share in accordance with the ASC Topic 260, “Earnings Per Share”, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying condensed consolidated financial statements, basic earnings per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants and conversion of notes payable. These potentially dilutive securities outstanding at September 30, 2017, June 30, 2017 and March 31, 2017, respectively, of 235,512,048, 243,743,847 and 251,254,051 were not included in the calculation of loss per common share, because their effect would be anti-dilutive.

The Company may not have sufficient Common shares available to issue should all of the above conversions and exercises occur. Accordingly, the Company may have to settle these contracts in cash if they are not successful in increasing the authorized number of shares. (see Note 10 for derivative liabilities).

The Company applies sequencing with respect to such commitments and other circumstances as disclosed in its accounting policies for derivatives.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date up to the date the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed in Note 16 to the December 31, 2017 financial statements included in this document.

Note 3 – Furniture & equipment

Furniture & Equipment consisted of the following at March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2016:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Furniture and equipment	$97,845	$162,258	$162,226	$172,188
Research and development equipment	78,367	78,367	78,367	78,367
Leasehold improvements	—	56,128	56,128	62,527
	176,212	296,753	296,721	313,082
Accumulated amortization & depreciation	(100,019)	(170,977)	(154,698)	(138,220)
Furniture & equipment net	$76,193	$125,776	$142,023	$174,862

During the three, six and nine-months ended March 31, 2017, June 30, 2017 and September 30, 2017 the Company incurred amortization and depreciation expense of $17,388, $33,661 and $16,478 respectively.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 4 – Intangible Assets, net

Intangible assets which are recorded at cost comprise of:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Technology	$3,091,615	$3,090,787	$3,089,539	$3,087,989
Marketing and distribution agreement	370,000	370,000	370,000	370,000
Trademarks	264	264	264	264
License rights	1,348	1,348	1,348	1,348
	3,463,227	3,462,398	3,461,151	3,459,601
Accumulated amortization	(1,559,802)	(1,435,994)	(1,312,196)	(1,189,124)
Technology and other intangibles, net	$1,903,425	$2,026,405	$2,148,955	$2,270,477

On August 2, 2014, the Company commenced amortization of technology and other intangibles upon delivery of commercial beta devices for testing to a collaboration partner. During the three, six and nine-months period ended March 31, 2017, $123,072 (2016 - $123,558), June 30, 2017, $246,870 (2016-$246,576) and September 30, 2017, $370,678 (2016-$369,312) were recorded as amortization on technology and other intangibles, respectively.

Note 5 - Goodwill

The changes in the carrying amount of goodwill for the three, six and nine-months period ended March 31, 2017, June 30, 2017, September 30, 2017 and the year ended December 31, 2016 is as follows:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Goodwill – beginning of period	$1,140,246	$1,140,246	$1,140,246	$1,140,246
Goodwill – end of period	$1,140,246	$1,140,246	$1,140,246	$1,140,246

Note 6 – Sales of common stock

During the nine months ended September 30, 2017, the Company has issued shares of common stock as follows:

Shares issued for cash

During the period January 1, 2017 to March 31, 2017, the Company issued 1,100,000 units at a price of $0.05 per unit for proceeds of $55,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 1,800,000 units at a price of $0.05 per unit for proceeds of $90,000. Each unit is comprised of one share and two share purchase warrants to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period April 1, 2017 to June 30, 2017, the Company issued 460,000 units at a price of $0.05 per unit for proceeds of $23,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company also issued 460,000 units at a price of $0.045 per unit for proceeds of $20,700. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. The Company issued 400,000 units at a price of $0.04 per unit for proceeds of $16,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant. Lastly, the Company issued 210,666 units at a price of $0.03 per unit for proceeds of $6,320. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 6 – Sales of common stock (continued)

Shares issued for cash (continued)

During the period July 1, 2017 to September 30, 2017, the Company issued 680,000 units at a price of $0.035 per unit for proceeds of $23,800. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

Shares issued for services

During the period January 1, 2017 to March 31, 2017, the Company issued 800,000 shares at a price of $0.05 per share for services valued at $40,000.

During the period April 1, 2017 to June 30, 2017, the Company issued 337,445 shares at a price of $0.045 per share for services valued at $15,185.

During the period July 1, 2017 to September 30, 2017, the Company issued 2,160,000 shares at a price of $0.05 per share for services valued at $108,000. The Company also issued 1,820,667 shares at a price of $0.07 per share for services with a total value of $127,447.

Shares issued for debt

During the period January 1, 2017 to March 31, 2017, the Company issued 197,005 shares at a price of $0.05076 per share in settlement of debt valued at $10,000. The Company issued 600,000 shares at a price of $0.05 per share in settlement of debt valued at $30,000.

During the period April 1, 2017 to June 30, 2017, the Company issued 739,500 shares at a price of $0.05 per share in settlement of debt valued at $36,975.

During the period July 1, 2017 to September 30, 2017, the Company issued 200,000 shares at a price of $0.05 per share in settlement of debt valued at $10,000.

Shares issued for note payable conversion

During the period January 1, 2017 to March 31, 2017, the Company issued 2,831,310 shares at a price of $0.05 per share for the settlement of convertible notes payable with a total value of $141,566. The Company also issued 1,370,100 shares at a price of $0.052 per share on conversion of convertible notes payable with a total value of $71,245.

During the period April 1, 2017 to June 30, 2017, the Company issued 902,852 shares at a price of $0.037 per share for the settlement of convertible notes payable with a total value of $33,333. The Company also issued 3,354,206 shares at a price of $0.045 per share on conversion of convertible notes payable with a total value of $150,939. Of those shares issued, 1,674,666 have not been released to the holder, and are reflected on the books at par value of $0.001 per share or $1,675.

During the period July 1, 2017 to September 30, 2017, the Company issued 800,000 shares at a price of $0.03 per share for the settlement of convertible notes payable with a total value of $24,000. The Company issued 846,015 shares at a price of $0.0394 per share on conversion of convertible notes payable with a total value of $33,333. The Company issued 178,237 shares at a price of $0.045 per share on conversion of convertible notes payable with a total value of $8,021. The Company issued 762,019 shares at a price of $0.0461 per share on conversion of convertible notes payable with a total value of $35,129. Lastly, the Company issued 711,946 shares at a price of $0.04682 per share on conversion of convertible notes payable with a total value of $33,333.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Notes Payable

Promissory Notes

5BARz International, Inc.	Note	Balance	Balance	Balance	Balance
	Terms	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Issue Date
December 17, 2012	(a)	$116,620	$114,314	$112,079	$109,911
January 8, 2013	(b)	78,316	88,531	75,034	86,331
October 6, 2014	(c)	257,604	256,956	256,317	255,687
May 21, 2015	(d)	—	—	—	47,191
June 17, 2015	(e)	79,889	76,976	74,094	83,733
June 18, 2015	(f)	—	32,678	25,000	25,000
June 18, 2015	(g)	72,677	69,852	67,165	64,609
June 26, 2015	(h)	100,000	166,667	177,424	177,424
July 30, 2015	(i)	61,742	96,871	96,871	158,476
August 27, 2015	(j)	—	8,454	84,033	84,033
October 28, 2015	(k)	—	—	—	25,651
October 30, 2015	(l)	—	—	—	54,713
Mar – Dec, 2017	(m)	621,124	130,690	49,961	—
5BARz International Inc.		$1,387,972	$1,041,990	$1,017,980	$1,172,759

CelLynx Group, Inc. – Notes Payable

Issue Date		Balance	Balance	Balance	Balance
	Note Terms	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
May 24, 2012	(n)	$66,952	$63,434	$60,135	$57,041
September 12, 2012	(o)	48,082	45,555	43,186	40,964
Cellynx total		$115,034	$108,989	$103,322	$98,005
Sub-total		$1,503,006	$1,050,979	$1,121,302	$1,270,764
Debt Discount
Notes payable, net		$1,503,006	$1,050,979	$1,121,302	$1,270,764

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Notes Payable (continued)

a)	In December 2012, a shareholder purchased 1,600,000 common shares for $80,000. On January 17, 2013, the security was amended to a convertible debenture with an 8% per annum yield and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the period from issuance of the convertible debenture to September 30, 2017, interest of $36,620 June 30, 2017, interest of $34,314, March 31, 2017, interest of $32,079 and December 31, 2016, interest of $29,911 was accrued on the convertible debenture, resulting in a total principal and interest due at September 30, 2017 of $116,620, June 30, 2017 of $114,314, March 31, 2017 of $112,079 and December 31, 2016 of $109,911. The condensed consolidated financial statements include a derivative liability at September 30, 2017 of Nil, June 30, 2017 of $65, March 31, 2017 of $4,248 and December 31, 2016 of $6,219 in connection with this note.

b)	On January 8, 2013, the Company entered into a convertible debenture agreement with a consultant in settlement of $147,428 payable to that consultant for services rendered. The convertible debenture yields interest at 8% per annum and may be converted into common stock, at the option of the holder, 90 days after the inception of the agreement, at a price which is a 20% discount to market, but not less than $0.05 per share. During the nine months ended September 30, 2017, interest of $4,985, during the six months ended June 30, 2017, interest of $3,199 and during the three months ended March 31, 2017, interest of $1,703 (December 31, 2016 - $6,355) was accrued on the convertible debenture. During the nine months ended September 30, 2017, $49,000, during the three months ended September 30, 2017, $24,000 and during the three months ended March 31, 2017, $25,000 (December 31, 2016 - $50,000) was settled by way of conversion into common stock. During the nine months ended September 30, 2017, the agreement was amended to add additional unpaid consulting fees of $36,000 to the principal of note (December 31, 2016 - $48,000). The total principal and interest due under the note at September 30, 2017 is $78,316, June 30, 2017 is $88,531 and March 31, 2017 - $75,034 (December 31, 2016 - $86,331). On September 20, 2017, the conversion floor price of $0.05 was amended to the lowest price at which the Company is issuing securities to third parties. The Company reflected a derivative liability at September 30, 2017 of $4,345, June 30, 2017 of $ 51 and March 31, 2017 of $2,844 (December 31, 2016 - $4,885) (2015 - $20,494) in connection with this note. On May 1, 2018 the balance of the note at that time of $110,448 was converted into units at a price of $0.03 per unit. Each unit is comprised of one common share and a warrant to acquire a second share at $0.20, with a warrant term of two (2) years.

c)	On October 6, 2014, the Company entered into a Note and Warrant purchase agreement with three parties who have agreed to provide to the Company additional resources to run operations. The parties have agreed to loan up to $1,500,000 pursuant to the terms of a convertible promissory note and warrant agreement. On the closing date, October 6, 2014 the Company received $250,000 cash. The purchasers have agreed that at any time on or before the earlier of (i) the Purchasers’ election, or (ii) the execution of an engagement letter by and between the Company and an Investment Banking Firm acceptable to the purchaser relating to the provision of financial advisory services by the Investment Banking Firm to the Company, that the Company will sell Notes representing the balance of the authorized principal amount not sold at the Closing to the Purchasers. The convertible note accrues interest at a rate of 1% per annum and provides for the conversion of the principal and accrued interest on the note into common stock at any time, at the election of the holder at a price of $0.15 per share. Further, the number of warrants to be issued will be equal to the proceeds loaned pursuant to the note and warrant purchase agreement divided by $0.15. The warrant has a term of five (5) years and provides a strike price of $0.20 per share. The fair value of warrants at the date of issue was $282,767 using the Black-Scholes pricing model. The convertible promissory note and accrued interest at September 30, 2017 was $257,604, June 30, 2017 - $256,956, March 31, 2017 - $256,317 (December 31, 2016 - $255,687). During the nine months ended September 30, 2017, additional interest of $1,917 (December 31, 2016 - $2,548), was accrued to bring the total principal and interest balance to $257,604 at September 30, 2017, (December 31, 2016 - $255,687). The note matured at December 31, 2016. The note may be extended for two additional one-year terms at the sole discretion of the lender.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Notes Payable (continued)

d)	On May 21, 2015, the Company entered into a convertible note arrangement with an investment Company, in the principal amount of $200,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 12%. The prepayment penalty of the note is as follows: 5% from day 1 to 90 days, 15% from day 91 to 150 days, 18% from day 151 to 179 days and 25% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering a default of the note. Upon the Event of Default, the outstanding balance was increased to 118%, in addition to that a default penalty payment of $1,000 per business day was added to the outstanding balance. The principal and interest due under the note at December 31, 2015 was $174,064. On March 10, 2016, a complaint was filed in relation to the unpaid balance of this note payable. On June 28, 2016, the parties entered into a settlement agreement in the amount of $153,000 payable in equal payments of $35,000 made in cash or shares issued at market every 21 days from the date of settlement. On July 14, 2016, 333,333 common shares were issued at a price of $0.105 per share in lieu of $35,000 cash. On August 4, 2016, an additional 448,717 common shares were issued at a price of $0.078 instead of a $35,000 cash payment. On November 1, 2016, the Company issued 416,446 shares at a price of $0.084 per share for the settlement of convertible notes payable with a total value of $35,000. On December 5, 2016, the Company issued 594,228 shares at a price of $0.059 per share for the settlement of a further $35,000. The balance due to the holder at December 31, 2016 was $47,191. On January 6, 2017, the Company issued a further 673,077 shares at a price of $0.052 per share for a payment of $35,000. On February 6, 2017, the Company issued a final 234,447 shares at a price of $0.052 for a final settlement amount of $12,191. At September 30, 2017, June 30, 2017 and March 31, 2017 the balance due under this note was nil. The lawsuit has been dismissed with prejudice as to defendant.

e)	On June 17, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded 5% interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows: 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the interest rate was increased to 16% per annum. The note is payable upon demand. On October 27, 2016, the Company and holder entered into a settlement agreement on this note, with issuance of 184,775 common shares at $.08 due upon signing and an additional 3 payments paid by way of common shares or cash election valued at $27,911 each. On November 3, 2016, the Company delivered the 184,775 free trading shares at a price of $0.08 per share as payment of $14,782. On February 6, 2017, the lender filed in the courts of the Eastern District of New York, claiming for preliminary and permanent injunctive relief, breach of contract and damages, cost and attorney’ fees. On May 16, 2017, the Company issued three certificates pursuant to the settlement agreement each in the amount of 558,222 common shares with a restrictive legend to be removed for trading on May 31, 2017, June 30, 2017 and July 31, 2017, respectively, for aggregate proceeds of $75,360, reflected as a deposit on the note payable. That share issuance was rejected by the lender, however the shares remain outstanding, and available for settlement. On August 16, 2018, a court order was issued for payment of $58,514, plus interest in settlement of the loan amount. The principal and interest due under the note settlement agreement, at December 31, 2016 were $83,733. At September 30, 2017, the balance reflected in the financial statements was $79,889 (June 30, 2017 - $76,976, March 31, 2017 - $74,094). Subsequent to year end, the payment of the August 16, 2018 judgment amount of $58,514 plus interest of $31,077 is being negotiated by the Company and lender.

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

 Note 7 – Notes Payable (continued)

f)	On June 18, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an original issue discount of 5% of the loan amount, or $5,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows: 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the interest rate was increased to 16%. The note is payable upon demand. On August 8, 2016, the lender filed a law suit for settlement of the note by delivery of 4,299,689 shares of the Company. On October 11, 2016, the Company settled the lawsuit by delivery of 4,299,689 shares at a price of $0.0312 representing aggregate proceeds of $134,150 and an agreement to pay $25,000 in legal fees. At December 31, 2016, the $25,000 remains payable to the lender (2015 - $163,956). The $25,000 was not paid on a timely basis. On May 9, 2017, the Company was required by court order to pay legal fees and damages in the aggregate amount of $48,413 and the case was dismissed. On July 26, 2017, a court ordered receiver was appointed to collect the unpaid balance. On August 23, 2017, the Company paid $63,712 in legal fees and costs in full and final settlement of the unpaid amounts. The balance due at September 30, 2017 is nil, June 30, 2017 – $32,678 and March 31, 2017 – $25,000 (December 31, 2016 - $25,000).

g)	On June 18, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $52,500 of which $50,000 was advanced to the Company at the inception of the note. The Company recorded an interest of $2,500 at inception of the note. The interest rate on the note is 8%. The prepayment penalty of the note is as follows: 15% from day 1 to 60 days, 21% from day 61 to 90 days, 27% from day 91 to 120 days, 33% from day 121 to 150 days and 39% from day 151 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 15 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the interest rate was increased to 16% per annum. The note is payable upon demand. On June 8, 2016, the lender filed a complaint claiming 1,699,580 shares in settlement of the principal and interest under the note and injunctive relief related to terms of the note. On June 24, 2016, the Company has filed an answer and defense in response to the complaint filed. The principal and interest due under the note at December 31, 2016 were $64,609. (See litigation note 14 to the December 31, 2017 consolidated financial statements included in this document). On September 30, 2017, the Company reflected a balance due to the lender of $72,677 (June 30, 2017 - $69,852, March 31, 2017 - $67,165). On September 6, 2018, an order was entered which awarded damages of $110,472, plus legal fees. The additional amount of $34,856 has been accrued in the 2018 fiscal year financial statements. (see subsequent events note 16 to the December 31, 2017 consolidated financial statements included in this document).

 5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Notes Payable (continued)

h)	On June 26, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $104,500 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount of $5,500. The interest rate on the note is 12%. Upon an Event of Default, the interest rate shall increase to 18%. The prepayment penalty of the note is as follows: 35% from day 1 to 90 days, 45% from day 91 to 120 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an Event of Default of the note. Upon the Event of Default, the interest rate was increased to 18% per annum. On July 6, 2016, a complaint was filed in the District Court of Dallas County Texas, alleging breach of contract, promissory estoppel as to note, and tortious interference with Contract (see litigation note 14 to the December 31, 2017 consolidated financial statements included in this document). On May 31, 2017, the Company and plaintiff entered into a mediation and settled the law suit by agreement to pay $200,000 in shares at market over six equal monthly payments. The Company paid by way of shares four payments from June to October 2017 in the aggregate amount of $133,332. The remaining principal and interest due under the note at September 30, 2017 were $100,000 (June 30, 2017 - $166,667, March 31, 2017 – $177,424). On February 9, 2018 a final judgment was issued by the Dallas County District court for damages of $92,174 plus attorney fees of $15,275. The increase of $25,506, plus legal fees pursuant to court order was reflected in 2018 as interest and legal fees. On September 7, 2018, the Company paid $30,000 in cash pursuant to a payment schedule negotiated with the lender for the balance due.

i)	On July 30, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The interest rate on the note is 10%. Upon an Event of Default, the interest rate shall increase to 24%. The prepayment penalty of the note is as follows, 35% from day 1 to 90 days, and 50% there- after on buyout of loan. The note is convertible into common stock of the issuer at a discount to market of 42%, with the market defined as the lowest trade price for a period of 25 days prior to the conversion, with a conversion floor price at no lower than $0.00001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. The note is payable upon demand. On August 31, 2016, the Company and lender completed a settlement agreement, to repay $188,500 paid, in six monthly payments, in cash or shares over a six-month period in full settlement of the note. On November 1, 2016, the Company paid $30,023 by delivery of 389,910 common shares at a price of 0.077 per share. At December 31, 2016 the balance due under the note agreement was $158,477 (2015 - $12,167). During 2017 the Company made an additional three payments by delivery of an aggregate of 1,969,747 shares with a market value of $96,735. The outstanding balance at September 30, 2017 is $61,742 (June 30, 2017 - $96,871, March 31, 2017 - $96,871). On June 7, 2018, a complaint was filed in the United States Court, Southern District of New York against 5BARz International, Inc. by the lender, EMA Financial LLC (see litigation note 14 to the December 31, 2017 consolidated financial statements included in this document). The complaint requests specific performance under the agreements, claims breach of contract, injunctive relief, costs and attorney fees. The Company expects to recommence its payment schedule when the Company’s filings with the SEC are current, and shares will again be accepted by the lender in settlement of the settlement amount.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Notes Payable (continued)

j)	On August 27, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $110,000 of which $100,000 was advanced to the Company at the inception of the note. The Company agreed to pay an “original issue discount” in an amount up to 10% of the loan amount, or $10,000. The interest rate on the note is 10%. The prepayment penalty of the note is as follows: 35% from day 1 to 90 days, 45% from day 91 to 180 days. This note may not be prepaid after the 180th day. The note is convertible into common stock of the issuer at a discount to market of 40%, with the market defined as the lowest trade price for a period of 20 days prior to the conversion, with a conversion floor price at no lower than $0.0001. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150% and the interest rate was increased to 24% per annum. The principal and interest due under the note at December 31, 2015 were $170,764. The note is payable upon demand. On March 10, 2016, the Company entered into a settlement agreement on the convertible debt in the principal and interest amount of $168,065. The settlement agreement provides for the Company to make eight monthly payments commencing on April 15, 2016, each in the amount of $21,008, an aggregate amount of $168,065. During the period May to November 3, 2018, the Company paid four payments in the aggregate amount of $84,032. Upon receipt of the November payment, on November 21, 2016 the lender Blue Citi filed a law suit claiming breach of contract, requesting specific performance under the original note agreement and in the alternative breach of contract under the settlement agreement (see litigation note 14 to the December 31, 2017 consolidated financial statements included in this document). At December 31, 2016, the balance due to the lender was $84,033. At September 30, 2017, the balance was nil, June 30, 2017 - $8,454 and March 31, 2017 - $84,033. On August 31, 2017, pursuant to court order, the Company delivered 1,857,777 shares at a price of $0.045 per share in further settlement of an additional $83,600 and attorney’s fees of $18,988. Accordingly, the Company has paid $167,632 on the $110,000 note. The Company filed a cross motion to vacate that order and to dismiss the lawsuit on the basis that the Note violates New York’s laws against criminal usury. On September 19, 2018, the New York District Court denied this cross motion yet pointed out that it is possible that the New York Court of Appeals will see the issue differently. The District court ordered $180,204 in damages, $116,950 in prejudgment interest and $5,837 in attorney fees. On October 30, 2018, the Company filed a notice of appeal in the United States Court of Appeals, Second Circuit, 1:16-cv-09027-VEC, which appeals that decision and order of the District Court, granting the Petitioners motion and further appealed the denial of the district court to vacate the prior order for the issuance of 1,857,777 shares and denying the dismissal of the lawsuit on the basis that the note violates New York law on the basis of criminal usury. On December 31, 2017, the financial statement reflects a provision for loss on this matter in the amount of $321,979. Should the Company prevail in the court of appeal, a refund of $83,600 would be required from the plaintiff.

k)	On October 28th, 2015, the Company entered into a convertible note arrangement with an investment company in the principal amount of $100,000. Interest is accrued on the note at a rate of 12% per annum, and the note matured on July 28, 2016. The note is convertible at any time by the borrower at a conversion price, which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 25 days prior to the notice of conversion. The Company may prepay the note principal and interest at rates from 145% of principal and interest within 180 days from the issue date. After 180 days the note may not be prepaid. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the event of default, the outstanding balance was increased to 150%. On May 2, 2016, the Company entered into a settlement agreement, to pay $153,912 by way of six-monthly payments, each in the amount of $25,652, with the first payment due on May 15, 2016. Two of the six payments were completed on May 31, 2016 and June 20, 2016. On August 15, 2016, the Company issued 388,667 common stock at a price of $0.066 per share in payment of $25,652 under the settlement agreement. On November 3, 2016, the Company paid an additional $25,262 by the issuance of 360,886 common shares at a price of $0.07 per share. On December 7, 2016, $26,042 was paid by the issuance of 520,840 shares at $0.05 per share. At December 31, 2016, the balance due under the note agreement was $25,652. The final payment was made on January 6, 2017 by way of issuance of 513,040 shares at a price of $0.05 per share for aggregate proceeds of $25,652.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 7 – Notes Payable (continued)

l)	On October 30, 2015, the Company entered into a convertible note arrangement with an investment company, in the principal amount of $105,000 of which $100,000 was advanced to the Company at the inception of the note. Interest is accrued on the note at a rate of 8% per annum, and the note matures on October 30, 2016. The note is convertible at any time by the borrower at a conversion price which is the lesser of closing sale price on the close date of the note or 60% of market, defined as the lowest trade price for a period 10 days prior to the notice of conversion. The Company may prepay the note principal and interest as follows, 125% from day 1 to 90 days, 140% from day 91 to 180 days, 150% after 180 days. On November 22, 2015, the Company became delinquent on its filing requirements with the Securities and Exchange Commission, triggering an event of default of the note. Upon the Event of Default, the outstanding balance was increased to 150% and the interest rate was increased to 18% per annum. The note is payable upon demand. On May 31, 2016, the Company entered into a settlement agreement to make a series of six payments, each in the amount of $27,354, for an aggregate amount of $164,128, in full settlement of the amounts due under this note agreement. On May 31, 2016, the Company issued 547,100 common stock at a price of $0.05 per share valued at $27,355. On June 30, 2016, the Company issued another 547,100 common shares at a price of $0.05 valued at $27,355. On November 8, 2016 the Company issued a further 405,259 shares at a price of $0.0675 per share for proceeds of $27,355. On December 7, 2016, the Company issued 547,100 shares at a price of $0.05 per share for a payment of $27,355. At December 31, 2016, the balance outstanding on the note was $54,713. On January 6, 2017, the Company issued an additional 547,080 shares at $0.05 per share for a payment of $27,354. On February 28, 2017, the Company issued 526,038 shares at $0.052 for a final payment of $27,359. On September 30, 2017, June 30, 2017 and March 31, 2017, the balance due was nil (December 31, 2016 - $54,713).

m)	During the period March 24, 2017 to September 30, 2017, the Company entered into 36 Unsecured Convertible Promissory Note agreements in Canada, for aggregate proceeds of $614,271 USD ($776,650 CAD.). The notes provide for interest at a rate of 10% per annum payable on a semi-annual basis. The maturity of the notes shall occur on the earlier of the date that is 12 months from the effective date of the note, or the completion of an initial public offering in Canada, at which point the Notes and any accrued interest shall automatically convert into common shares. The conversion price shall be the Initial Public Offering price, less a 50% discount. At September 30, 2017, the principal and interest outstanding on the notes was $621,124, June 30, 2017 - $130,691, March 31, 2017 - $49,961.

n)	On May 24, 2012, a subsidiary Company, CelLynx Group, Inc., completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $37,500. The Note bears interest at a rate of 8%, and was due on November 24, 2012, (the “Due Date”). The Company could settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. The Company redeemed $21,600 payable on that note, by the issuance of CelLynx Group, Inc. common shares. As of September 30, 2017, the note is past due. The note principal and accrued interest outstanding at September 30, 2017 was $66,951, June 30, 2017 - $63,434, March 31, 2017 - $60,135 (December 31, 2016 - $57,041).

o)	On September 12, 2012, CelLynx Group, Inc. completed a transaction pursuant to a Promissory Note agreement, through which the Company borrowed $12,500. The Note bears interest at a rate of 8%, and is due on March 12, 2013, (the “Due Date”). The Company may settle that note within the first 90 days following the issue date by paying to the Lender 140% of the principal amount of the note plus accrued interest. The Company may settle the note during the period which is 91 days from the issue date of the note to 180 days from the issue date of the note by payment of 150% of the principal amount of the note plus accrued interest. In the event that the note is not repaid 180 days from the date of issue, the note and accrued interest are convertible into common stock at a variable conversion price equal to 51% of the average of the three lowest closing bid prices for CelLynx Group, Inc’s common stock for a period of 10 days prior to the date of notice of conversion. As of September 30, 2017, the note is past due. The note principal and interest outstanding at September 30, 2017 was $48,081, June 30, 2017 - $45,555, March 31, 2017 - $43,186 (December 31, 2016 - $40,964).

At September 30, 2017, March 31, 2017, June 30, 2017 and December 31, 2016, all the above debt, was either settled or is in default and is immediately due and payable, with the exception of the debt referred to in sub-sections (a)(b)(c) & (s) above.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8 – Commitments and Contingencies

Operating Lease Obligation The Company has leased properties in San Diego, California, and Miami, Florida in the United States. Outside of the United States the Company has leased sites in Bangalore, India. Future minimum lease payments under all noncancelable operating leases with an initial term over the next five years are as follows:

September 30,		June 30,		March 31,
2017	$101,048	2017	$187,488	2017	$282,585
2018	103,959	2018	92,722	2018	91,425
2019	71,725	2019	71,197	2019	69,835
2020	36,737	2020	36,467	2020	35,769
2021	—	2021	—	2021	—
Total	$313,469	Total:	$387,874	Total:	$479,614

Upon the event of default, the office in San Diego, California was surrendered to the landlord and there are no operating leases with an initial term over the next five years as September 30, 2017.

Note 9 – Options and Warrants

Warrants – 5BARz International Inc.

The following table summarizes the warrant activity for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2016	188,125,232	$0.21	1.25
Exercisable at December 31, 2016	180,125,232	$0.22	1.25
Granted *	4,150,000	0.20	1.89
Exercised
Cancelled/ expired	(6,369,167)	0.20	—
Outstanding at March 31, 2017	185,906,065	0.21	1.89
Exercisable at March 31, 2017	177,906,065	0.21	1.89
Granted *	6,268,111	0.27	1.26
Exercised
Cancelled/ expired	(15,434,000)	0.27	—
Outstanding at June 30, 2017	176,740,176	0.20	1.26
Exercisable at June 30, 2017	176,740,176	0.20	1.26
Granted *	4,510,667	0.24	1.70
Exercised
Cancelled/ expired	(15,085,000)	0.30	—
Outstanding at September 30, 2017	166,165,843	0.19	1.70
Exercisable at September 30, 2017	166,165,843	0.19	1.70

The Company has authorized capital of 600,000,000 shares, and accordingly should all options, warrants and potentially convertible securities be exercised, the Company may not have enough authorized shares to honor its commitments.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Options and Warrants (continued)

Options – 5BARz International Inc.

The following table summarizes the options for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life
Outstanding at December 31, 2016	26,345,000	$0.10	5.90
Exercisable at December 31, 2016	14,997,836	$0.12	2.12
Granted	—	—	—
Exercised	—	—	—
Cancelled	(4,075,000)	0.13	3.55
Outstanding at March 31, 2017	22,270,000	0.10	6.06
Exercisable at March 31, 2017	11,842,904	0.11	2.35
Granted	—	—	—
Exercised	—	—	—
Cancelled	(430,000)	0.12	2.75
Outstanding at June 30, 2017	21,840,000	0.10	5.74
Exercisable at June 30, 2017	12,084,603	0.11	3.49
Granted	—	—	—
Exercised	—	—	—
Cancelled	(900,000)	0.11	2.77
Outstanding at September 30, 2017	20,940,000	0.10	5.73
Exercisable at September 30, 2017	11,655,945	0.11	3.49

The Company reports stock-based compensation under ASC 718 “Compensation – Stock Compensation”. ASC 718 requires all share-based payments to employees, including grants of employee stock options, warrants to be recognized in the consolidated financial statements based on their fair values. The Company amortizes the fair value of employee stock options on a straight-line basis over the requisite service period of the awards. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly, the fair value of these options is being “marked to market” until the measurement date is determined or the date the options are vested.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9 – Options and Warrants (continued)

Options – CelLynx Group, Inc.

The number and weighted average exercise prices of all Cellynx Group, Inc. options and warrants exercisable as of March 31, 2017, June 30, 2017 and September 30, 2017 are as follows:

	Options	Weighted average exercise price	Weighted average remaining contract life
Opening at December 31, 2016	65,000,000	$0.0002	1.18
Granted	—	—	—
Expired	—	—	—
Outstanding at March 31, 2017	65,000,000	$0.0002	0.93
Exercisable at March 31, 2017	65,000,000	$0.0002	0.93
Granted	—	—	—
Expired	—	—	—
Outstanding at June 30, 2017	65,000,000	$0.0002	0.68
Exercisable at June 30, 2017	65,000,000	$0.0002	0.68
Granted	—	—	—
Expired	—	—	—
Outstanding at September 30, 2017	65,000,000	$0.0002	0.43
Exercisable at September 30, 2017	65,000,000	$0.0002	0.43

Note 10 - Related party transactions

During the period ended September 30, June 30, and March 31, 2017, the Company engaged an engineering company in Bangalore, India to perform engineering services, product development and manufacturing services for the Company in the aggregate amount of $0, $0 and $358,512, respectively. The Director and the CEO of 5BARz India Private Limited owns a 30% interest in that engineering firm, and the Executive Director of the engineering company is the spouse of the Director and the CEO of 5BARz India Private Limited. The amount due to Aseema Softnet Technologies Inc. at September 30, June 30, and March 31, 2017, was $1,624,941, $1,734,941 and $1,734,941, respectively. During the period ended September 30, June 30, and March 31, 2017, there were $0, $0 and $358,512 in billings and $110,000, $0 and $30,000 in payments to Aseema Softnet Technologies Inc. resulting in an amount due of $1,624,941, $1,734,941 and $1,734,941 at September 30, June 30, and March 31, 2017, respectively. Subsequent to March 31, 2017 there have been no further billings.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 11 – Litigation

The Company may become involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. (see litigation Note 14 to the December 31, 2017 consolidated financial statements included in this document and subsequent events Note 16).

Note 12 – Accounts payable and accrued liabilities

Accounts payable and accrued expenses are comprised of the following:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016

Product development costs	$466,831	$496,146	$440,352	$448,596
Consulting and wages	2,643,616	2,343,015	2,178,159	2,265,825
Legal and administrative	656,364	655,833	545,410	26,438
Acquired liabilities – CelLynx - 2012	363,516	362,916	362,316	360,716
Other	42,843	39,603	32,748	19,389
Total	$4,173,170	$3,897,513	$3,558,985	$3,120,964

Note 13 – Subsequent events

Sales of Common Stock

Shares issued for cash

During the period January 1, 2018 to March 31, 2018, the Company issued 2,998,800 units at a price of $0.03 per unit for proceeds of $89,964. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term.

During the period April 1, 2018 to June 30, 2018, the Company issued 666,666 units at a price of $0.03 per unit for proceeds of $20,000. Each unit is comprised of one share, one share purchase warrant to acquire a second share at a price of $0.20 per share acquired and one share purchase warrant to acquire a third share at a price of $0.10 per share acquired. Each warrant has a two-year term. The Company also issued 3,100,000 units at a price of $0.03 per unit for proceeds of $93,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period July 1, 2018 to September 30, 2018, the Company issued 37,325,335 units at a price of $0.03 per unit for proceeds of $1,119,760. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

During the period October 1, 2018 to December 31, 2018, the Company issued 13,225,900 units at a price of $0.03 per unit for proceeds of $396,777. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 13 – Subsequent events (continued)

Sales of Common Stock (continued)

Shares issued for cash (continued)

During the period January 1, 2019 to February 14, 2019, the Company issued 9,733,333 units at a price of $0.03 per unit for proceeds of $292,000. Each unit is comprised of one share and one share purchase warrant to acquire a second share at a price of $0.20 per share acquired, with a two-year term on the attached warrant.

Shares issued for services

During the period January 1, 2018 to March 31, 2018, the Company issued 567,867 shares at a price of $0.03 per share for services valued at $17,036. The Company also issued 750,000 shares at a price of $0.0325 per share for services valued at $24,375.

During the period April 1, 2018 to June 30, 2018, the Company issued 350,000 shares at a price of $0.029 per share for services valued at $10,150. The Company also issued 8,526,033 shares at a price of $0.03 per share for debt and services valued at $255,781.

During the period July 1, 2018 to September 30, 2018, the Company issued 750,000 shares at a price of $0.03 per share for services valued at $22,500.

During the period October 1, 2018 to December 31, 2018, the Company issued 308,840 shares at a price of $0.05 per share for services valued at $15,442. The Company also issued 333,334 shares at a price of $0.03 per share for services valued at $10,000.

Shares issued for note and interest payable conversions

During the period July 1, 2018 to September 30, 2018, the Company issued 1,802,882 shares at a price of $0.03 per share for the settlement of interest payable with a total value of $54,086. The Company also issued 2,917,649 shares at a price of $0.03 per share upon conversion of $87,529 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

During the period October 1, 2018 to December 31, 2018, the Company issued 506,056 shares at a price of $0.03 per share for the settlement of interest payable with a total value of $15,182. The Company also issued 843,419 shares at a price of $0.03 per share upon conversion of $25,303 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

During the period January 1, 2019 to February 14, 2019, the Company issued 8,083,557 shares at a price of $0.03 per share upon conversion of $242,507 of principal and interest due under the terms of a convertible promissory note and the balance of principal and interest due under that note after the conversion was nil.

Related Party Transactions – Convertible Promissory Notes

On June 30, 2018, the Company settled certain unpaid liabilities comprised of unpaid consulting fees and expenses for each of the CEO of 5BARz International, Inc. of $110,000, the Chairman of 5BARz International Inc. of $110,000 and the CEO of 5BARz India Private Limited of $110,000. The amounts were settled by the issuance of convertible notes, which bear interest at a rate of 8% per annum and are convertible on demand at a price of $0.03 per share. Each convertible note is provided along with a warrant to acquire an equal number of the conversion shares at a strike price of $0.20 per share and a similar issue of warrants at a strike price of $0.10 per share. Accordingly warrants to acquire an aggregate of 11,000,000 shares at a strike price of $0.20 and warrants were issued to acquire the same number of shares at a strike price of $0.10 were issued. The warrants have a term of 2 years.

5BARz International, Inc.

Notes to Condensed Consolidated Financial Statements

Note 13 – Subsequent events (continued)

Settlement of Convertible Promissory Notes

During the period subsequent to December 31, 2017 several convertible promissory notes were settled by way of litigation or settlement agreement as follows;

Note Reference	Balance 12/31/17	Settlement Date	Settlement Amount	Terms of Settlement
Note 8(b)	$91,896	May 1, 2018	$110,448	Settlement of 3,681,600 shares and warrants at $0.20
Note 8(h)	$82,802	August 16, 2018	$89,590	Litigation order, payment negotiation ongoing
Note 8(j)	$75,616	Sept. 6, 2018	$110,472	Litigation order, payment negotiation ongoing.
Note 8(k)	$66,667	February 9, 2018	$107,449	Litigation order, paid $30,000 Sept 7, 2018, balance due.
Note 8(O)	$321,979	Sept 19, 2018	$321,979	Litigation order, Appealed - United States District Court

Each of the settlements and judgments reflected above terminate the note holders right to convert amounts due into common stock of the Company.

Other Litigation - Settlement

On October 19, 2018 the Company paid $25,000 as an initial payment in settlement of a stipulated judgment in favor of Ramona Featherby dba California Recovery Specialists. The stipulated judgment was in the amount of $130,000 and the settlement agreement provided for $105,000 to be paid in four monthly payments in full settlement of which $25,000 was paid, October 19, 2018. The balance due pursuant to the settlement agreement subsequent to the payment is $80,000.

Litigation

On June 7, 2018, a complaint was filed in the United States Court, Southern District of New York against 5BARz International, Inc. by EMA Financial LLC, a lender by way of convertible note in the principal amount of $110,000. The Note was entered into on July 30, 2015, see Note 8(m). The complaint requests specific performance under the agreements, claims breach of contract, injunctive relief, costs and attorney fees. On August 31, 2016, the Company had entered into a settlement agreement, which provided for a series of six (6) monthly settlement payments, in the aggregate amount of $188,500 in full settlement of the above referenced note. During the period to December 31, 2016, the Company paid $30,023 by way of the issuance of 389,910 shares. The balance reflected in the consolidated financial statements at December 31, 2016 was $158,477. During 2017, the Company remitted a further $96,659 in payments pursuant to the settlement agreement by way of three issuance of shares aggregating 1,431,447 common shares. At December 31, 2017, the balance due of $61,818 under the settlement agreement was reflected in the consolidated financial statements.

On January 8, 2019 a summary judgment was issued in the R Squared Partners, LLC vs 5BARz International, Inc., and Daniel Bland law suit. The summary judgment was awarded without opposition as the parties were actively engaged in settlement negotiations.  Accordingly, the Company is filing a motion vacate the order and or granting a motion to renew. The judgment awarded an interim order for breach of contract in the sum of $380,571 plus late fees in the amount of $2,987 accruing daily from March 16, 2016. The Company’s advisors hold that the judgment is based upon an agreement that charges interest at usury rates, illegal in the State of New York.

Incorporation of 5BARz Technologies Pte. Ltd.

On October 23, 2018 the Company incorporated a wholly owned subsidiary 5BARz Technologies Pte. Ltd., in Singapore, with the stated objective of the development of software and programming activities related to the Companies developing Big Data business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principle executive officer and principle financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2017 and 2016. Based on this evaluation, our principle executive officer and principle financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principle executive and principle financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2017 and 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and 2016 and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

o	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

o	A formal, internal accounting system has not been implemented.

o o

Segregation of duties in the handling of cash, cash receipts, and cash disbursements is not formalized.

Due to cash constraints, the Company lacks an adequate number of employees in the accounting department to prepare and review financial statements timely. As a result, The Company has not timely filed the required reporting requirements under section 13(a) of the Securities and Exchange Act of 1934, including the filing on Form 10K of its annual audited financial statements for 2016 and 2017, and has not timely filed on Form 10Q the quarterly reports required for March 2017 through September 2018.

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

Changes in internal controls

None.

Item 9B. Other Information

On November 19, 2018 the SEC provided a letter to the Company to advise that if the Company does not rectify the filing deficiency, the SEC may commence administrative proceedings to revoke the Company’s registration under the Securities and Exchange Act of 1934 or subject the Company to a trading suspension by the Commission pursuant to Section12(k) of the Securities Exchange Act of 1934. The Company is in the process of rectifying the deficiency and has advised the SEC on developments in that regard.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors as of December 31, 2017 are as follows:

NAME AND ADDRESS	AGE	POSITIONS HELD	TERM
Dr. Gil Amelio 5940 Lake Geneva Drive Reno, Nevada 89511	75	Chairman of the Board of Directors 5BARz International, Inc – Advisory Board 5BARz India Private Limited – Advisory Board	November 15, 2013 to Present March 12, 2012 to Present January 2018 to Present
Daniel Bland 5535 Peregrine Way Blaine, Washington 98230	60

President and CEO – 5BARz International Inc.

Director –5BARz International, Inc.

Director –5BARz India Private Limited

Director –5BARz International SA de CV

Director –5BARz Pte. Ltd. – Singapore

Director –5BARz Technology Holdings Inc.

Director –5BARz Global Technology Holdings Ltd. (Cayman Islands)

Director –5Barz Technologies Pte. Ltd - Singapore

November 12, 2010 to Present

November 12, 2010 to Present

May 16, 2015 to Present

January 2015 to Present

June 27, 2016 to Present

March 7, 2016 to Present

January 18, 2017 to Present

October 23, 2018 to Present

Mark Geoghegan 7000 Island Blvd. WS212 Aventura, Florida 33160	61	Director of Finance – 5BARz International, Inc. Financial Consultant	January 1, 2011 to April 30, 2018 May 1, 2018 to Present
Samartha Nagabhushanam House No. 190 “Siri” Classic Orchards Layout Bannerghatta Road, Bangalore, 560076	46	Managing Director and CEO 5BARz India Private Limited 5BARz International, Inc – Advisory Board	March 18, 2015 to Present March 18, 2015 to Present

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

Dr. Gil Amelio – Biographical profile for the past 10 years is as follows:

Organization	Description	Date
5BARz International, Inc.	Member of Advisory Board	March 12, 2012 to Present
5BARz International, Inc.	Chairman of the Board of Directors	November 15, 2013 to Present
AT&T, Inc.	Director	September 5, 1995 to Aug 27, 2013
Sienna Ventures	Senior Partner	April 2001 to December 31, 2011
Jazz Semiconductor, Inc. (Now part of Tower Semi	Chairman & CEO	March 2007 to September 2008
InterDigital, Inc.	Director	March 2011 to June 2015
Galectin Therapeutics Inc.	Director	February 2009 to Present
Tower Semiconductor Ltd.	Special Advisor to Board of Directors	September 2008 to Present
Alteon Capital Partners	Managing Director	February 2009 to Present
Prexient Micro Devices, Inc.	President & CEO	April 2003 to December 2012
Provision Interactive Technologies	Board of Advisors	December 2008 to June 2018
ESS Technology	Office of the CEO	June 2009 to Present
ESS Technology	Chairman	February 2013 to June 2016
ESS Technology	Vice- Chairman	June 2016 to Present
Airwire Technologies	Director	November 2014 to November 2018
RF Check	Director	June 2015 to Present
XOTV	Chairman	January 2019 to Present

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

Daniel Bland – Biographical profile for the past 5 years is as follows:

Organization	Description	Date
5BARz International Inc.	CEO, CFO & Director	November 12, 2010, to Present
Dollardex Group, Corp	President & Director	January 2008 to Present
5BARz India Private Limited	Director	May 2015 to Present
5BARz International SA de CV (Mexico)	Director	January 2015 to Present
5BARz Technology Holdings Inc.	Director	March 7, 2016 to Present
5BARz Pte. Ltd. – Singapore	Director	June 27, 2016 to Present
5BARz Global Technology Holdings Ltd. (Cayman Islands)	Director	January 18, 2017 to Present
5Barz Technologies Pte. Ltd -Singapore	Director	October 23, 2018 to Present
First Canadian Ventures Inc	Director	September 12, 2018 to Present

Mr. Mark Geoghegan – Director of Corporate Finance

Mr. Geoghegan has operated as a financial professional for 30 years. A former Chartered Accountant with Price Waterhouse, Mr. Geoghegan, has developed a career of guiding developing companies from start-up stages to thriving enterprises. He was a hands-on CFO of Uniglobe Travel International that developed 1,100 franchised outlets internationally within a few years and was a very active part of a turnaround team at MacDonald Dettwiler & Associates (Maxar Technologies, Inc.), a high-tech global communications and information company with a current market capitalization of $840M. He was the CFO of TIR Systems Ltd., a start-up high tech Company which he took public and which recently sold to Phillips Micro Electronics for $70 Million. He has substantial experience in structuring and listing companies on various stock exchanges throughout the world and substantive post listing management experience.

Mark Geoghegan – Biographical profile for the past 5 years is as follows:

Organization	Description	Date
5BARz International Inc.	Consultant /Director of Finance	February 1, 2013 to Present
Vector Financial Group / Bay Management	Managing Director	February 1, 2001 to January 2013
Bamboozlers Spirits, Inc.	President & Director	July 1, 2018 to Present

Mr. Samartha Nagabhushanam

Mr. Nagabhushanam has over 25 years of experience in the global telecom industry and has led large organizations and technology startups for the past 15 years. He was the Managing Director of Kyocera Wireless India, a wholly owned subsidiary of Kyocera group for nearly 7 years. He was also President & CEO in MidTree Ltd., and also in a subsidiary of Videocon group for over 2 years. With over two decades of experience, he has successfully led marketing, sales, engineering and manufacturing organizations in the Telecom Industry and also has been in the Analytics & IOT startups since 2012.

Samartha is a Communications Engineer from Mysore University and dedicated his career to creating better products and technologies in the telecom space. He has over a decade of experience in building and selling phones for US, Japan, India and LATAM markets. He also has over a decade of experience in building 3G & 4G base stations for global markets, which have been sold in over 20 countries.

Mr. Samartha Nagabhushanam – Biographical profile for the past 5 years is as follows:

Organization	Description	Dates
5BARz India Private Limited	CEO	March 18, 2015 to Present
5BARz International Advisory Board	Member	March 18, 2015 to Present
Aseema Softnet Technologies Pvt. Ltd.	Director & CEO Director Share-holder & Advisor to the Board	November 2011 to February 2015 February 2015 to November 2016 December 2016 to present
Huddle and Deal E-Commerce Pvt. Ltd.	Director Chairman (non-executive)	February 2011 to November 2016 February 2011 to Present
Analyz Research Solutions Pvt. Ltd.	Director	January 2012 to August 2016

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

Item 11. Executive Compensation

Compensation of Directors and Executive Officers

Summary and Director and Executive Officer Compensation Tables

The following summary compensation table and director compensation table sets forth all compensation awarded to, earned by, or paid to the Directors and top two highest paid named executive officers during the fiscal years ended December 31, 2017, 2016 and 2015, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). All the options were valued using the Black Scholes pricing model.

 DIRECTOR AND EXECUTIVE COMPENSATION TABLE

Name and Principal Position	Year	Salary & Consulting fees		Bonus	Option Awards	Warrant Awards	Totals
Dr. Gil Amelio	2015	$240,000	(1)		$88,797		$328,797
Chairman of the Board	2016	$240,000	(2)		$52,315	$278,510	$570,825
	2017	$240,000	(3)		$7,958	175,203	$423,161
Mr. Daniel Bland	2015	$250,000	(4)		$1,713	—	$251,713
CEO, CFO, Director	2016	$250,000	(5)		$21,979	$278,510	$550,489
	2017	$250,000	(6)		$7,958	175,203	$433,161
Mr. Samartha Nagabhushanam	2015	$180,000	(7)			—	$180,000
Managing Director – 5BARz India	2016	$240,000	(8)		$81,492	—	$321,492
	2017	$240,000	(9)	$100,000			$340,000
Mr. Tim Axness	2015	$220,000	(10)		$27,093		$247,093
RF Engineer – US lead	2016	$240,000	(11)		$16,353	$6,640	$262,993
	2017
Mr. Mark Geoghegan	2015	$168,000	(12)		$1,330		$169,330
Consultant / Director of Finance	2016	$192,000	(13)		$18,674		$210,674
	2017	$192,000	(14)		$36,918		$228,918

1)	Comprised of consulting fees of $240,000, which were accrued to a corporation controlled by Dr. Amelio as at December 31, 2015. On June 30, 2015, $100,000 of the unpaid balance was settled by the issue of 2,000,000 units at a price of $0.05 per unit. Each unit is comprised of one share and one warrant to acquire a second share at a price of $0.30 per share with a term of two years. In addition, the Company issued options to acquire 3,000,000 shares of common stock at a price of $0.10 per share, issued on May 17, 2013 and vesting over 36 months. Those options, which vested during 2015, were valued at $87,084. In addition, on December 4, 2015 options to acquire 850,000 common shares at a price of $0.08 were issued vesting over 24 months. The value of those options, which vested during 2015, were valued at $1,713, resulting in an aggregate valuation of option awards during the year of $88,797.

2)	Comprised of consulting fees of $240,000 accrued to a corporation controlled by Dr. Amelio during the year ended December 31, 2016. On June 23, 2016, the Company paid $50,000 of the accrued amount in cash. The 3,000,000 options issued at $0.10 in 2013 which vest over 36 months, during 2016 those vested were valued at $21,267. In addition, the December 4, 2015 options to acquire 850,000 common shares at a price of $0.08, which vest over 24 months, were valued at $31,048, resulting in an aggregate valuation of option awards during the year of $52,315. On June 14, 2016, warrants to acquire 8,000,000 shares were issued to Dr. Amelio, of which 50% vested immediately and 50% vested one year from the date of issue. The 4,000,000 warrants, which vested in 2016, were valued at $278,510. The balance due to Dr. Amelio at December 31, 2016 was $534,030 including unpaid consulting fees of prior years and expense amounts.

3)	Comprised of consulting fees of $240,000 accrued to a corporation controlled by Dr. Amelio during the year ended December 31, 2017. The December 4, 2015 options to acquire 850,000 common shares at a price of $0.08, which vest over 24 months, were valued at $7,958 as to those that vested during the year. On June 14, 2016 warrants to acquire 8,000,000 shares were issued to Dr. Amelio, of which 50% vested immediately and 50% vested one year from the date of issue. The 4,000,000 warrants, which vested in 2017, were valued at $175,203. On December 31, 2017, the outstanding balance of $796,645 due to that corporation controlled by Dr. Amelio was settled in part by the issuance of a convertible note in the amount of $350,000, yielding 8% interest, issued along with 11,666,667 warrants to acquire common stock at a price of $0.20 per share for a period of two years and additional 11,666,667 warrants to acquire common shares at a price of $0.10 per share with a term of two years. The net balance due to Dr. Amelio was $446,645 at December 31, 2017, in addition to a $350,000 convertible note.

Item 11. Executive Compensation (continued)

Compensation of Directors and Executive Officers (continued)

Summary and Director and Executive Officer Compensation Tables (continued)

4)	Comprised of consulting fees of $250,000 accrued for the year ended December 31, 2015. On December 4, 2015, options to acquire 850,000 common shares at a price of $0.08 were issued vesting over 24 months. The value of those options, which vested during 2015, were valued at $1,713. The balance due at December 31, 2015 to Mr. Bland was $194,724 comprised of unpaid consulting fees and expense amounts.

5)	Comprised of consulting fees of $250,000 accrued for the year ended December 31, 2016. On December 4, 2015, options to acquire 850,000 common shares at a price of $0.08 were issued vesting over 24 months. The value of those options, which vested during 2016 was $31,048. On June 14, 2016, warrants to acquire 8,000,000 shares were issued to Mr. Bland, of which 50% vested immediately and 50% vested one year from the date of issue. The 4,000,000 warrants, which vested in 2016 were valued at $278,510. The balance due at December 31, 2016 to Mr. Bland was $194,724 comprised of unpaid consulting fees and expense amounts.

6)	Comprised of consulting fees of $250,000 accrued for the year ended December 31, 2017. On December 4, 2015 options to acquire 850,000 common shares at a price of $0.08 were issued vesting over 24 months. The value of those options which vested during 2017 were valued at $7,958. On June 14, 2016 warrants to acquire 8,000,000 shares were issued to Mr. Bland, of which 50% vested immediately and 50% vested one year from the date of issue. The 4,000,000 warrants which vested in 2017 were valued at $175,203. On December 31, 2017, the outstanding balance of $353,611 due to Mr. Bland was settled in part by the issuance of a convertible note in the amount of $350,000, yielding 8% interest, issued along with 11,666,667 warrants to acquire common stock at a price of $0.20 per share for a period of two years and additional 11,666,667 warrants to acquire common shares at a price of $0.10 per share with a term of two years. The net balance due to Mr. Bland was $3,611 at December 31, 2017, in addition to the $350,000 convertible note.

7)	Comprised of employment income of $180,000 which was accrued to Mr. Samartha Nagabhushanam at December 31, 2015. At December 31, 2015, the balance due to Mr. Nagabhushanam was $3,230.

8)	Comprised of employment income of $240,000 of which $124,433 was unpaid at December 31, 2016. On June 14, 2016 Mr. Nagabhushanam was awarded 10,000,000 options to acquire common stock of the Company at a price of $0.09, of which 1,000,000 options vested in 2016. The balance of the Options were to vest upon completion of a financing for the Company in 5BARz India Private Limited. The valuation of those options vested during 2016 was $81,492.

9)	Comprised of employment income of $240,000 for the year ended December 31, 2017. In addition the Company 5BARz International Inc. accrued a bonus payable to Mr. Nagabhushanam during the year in the amount of $100,000. On December 31, 2017, the outstanding balance of $460,708 due to Mr. Nagabhushanam was settled in part by the issuance of a convertible note in the amount of $304,524, yielding 8% interest, issued along with 10,150,800 warrants to acquire common stock at a price of $0.20 per share for a period of two years and additional 10,150,800 warrants to acquire common shares at a price of $0.10 per share with a term of two years. At December 31, 2017 the amount due to Mr. Nagabhushanam was $156,184 comprised of unpaid salary and expenses in addition to the convertible note in the amount of $304,524.

10)	Includes consulting fees of $80,389 which was accrued and unpaid to Mr. Axness as at December 31, 2015. On June 19, 2015, Mr. Axness was awarded 400,000 options at $0.10 with a term of two years, valued at the date of issue at $27,093.

11)	Includes consulting fees of $240,000 accrued during the year ended December 31, 2016. On January 22, 2016, Mr. Axness was awarded 200,000 options at $0.12 with a term of two years, valued at the date of issue at $16,353. In addition, on June 30, 2016, Mr. Axness was granted 124,500 warrants with a strike price of $0.09 and a term of two years, valued at the date of issue at $6,640. The balance due to Mr. Axness at December 31, 2016 was $195,030 comprised of unpaid consulting fees and expense amounts.

12)	Includes consulting income of $24,000, which was accrued and unpaid to Mr. Geoghegan as at December 31, 2015, in addition to employment income of $144,000 paid during the year. On December 4, 2015, 660,000 options were issued to Mr. Geoghegan vesting over two years with a strike price of $0.08 and a term of 5 years. The value of those options vested during 2015 was $1,330.

Item 11. Executive Compensation (continued)

Compensation of Directors and Executive Officers (continued)

Summary and Director and Executive Officer Compensation Tables (continued)

13)	Includes consulting fees of $48,000, which was accrued and incorporated into a convertible note payable in the amount of $86,331 at December 31, 2016. In addition, employment income of $144,000 was paid during the year. On December 4, 2015, 660,000 options were issued to Mr. Geoghegan vesting over two years with a strike price of $0.08 and a term of 5 years. The value of those options vested during 2016 was $18,674.

14)	Includes consulting fees of $48,000, which was accrued and incorporated into a convertible note payable in the amount of $91,895 at December 31, 2017. In addition employment income of $144,000 was paid during the year. On December 4, 2015, 660,000 options were issued to Mr. Geoghegan vesting over two years with a strike price of $0.08 and a term of 5 years. The value of those options vested during 2017 was $17,215. On December 2, 2017, 1,110,000 options were issued to Mr. Geoghegan with a strike price of $0.05 and a term of 5 years. The value of those options vested during 2017 was $36,918.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal years ended December 31, 2017, 2016 and 2015, by the Directors or executive officer named in the Summary Compensation Tables.

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

Employment Agreements

The Company does not have a formal employment agreement in place with Daniel Bland, the CEO, CFO and Director of the Company.

Employments agreements with each of the named executive officers and significant employees include the following compensation components:

Name and Principal Position	Date of Agreement	Monthly Amount	Monthly Option	Total
Dr. Gil Amelio	4/1/2014	$20,000		$20,000
Chairman of the Board
Mr. Samartha Nagabhushanam	3/18/2015	$20,000		$20,000
Managing Director – 5BARz India
Mr. Mark Geoghegan	5/1/2018	$16,000	$3,200	$19,200
Consultant/Director of Finance

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of the date of this report, providing the number and percentage of outstanding shares of 5BARz International Inc. common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common stock	Daniel Bland	41,428,834*	7.7%
Options	5535 Peregrine Way	1,100,000
Warrants	Blaine, Washington	38,666,667
Convertible note	98230	15,333,333

Common Stock Options Warrants Convertible note	Gil Amelio 5940 Lake Geneva Drive Reno, Nevada 89511	4,700,000 4,100,000 38,666,667 15,333,333	1.0%

Common Stock Options Warrants Convertible note	Samartha Nagabhushanam 190 Siri Classic Orchards Bannerghatta Road, Bangalore, India 560 076	Nil 10,000,000 20,301,600 13,817,467

Common Stock Options Warrants	Mark Geoghegan 7000 Island Blvd. Suite 212 Aventura, Florida 33160	12,142,748 1,920,000 3,063,183	2.2%

As of the date of this Annual Report there were 558,676,248 shares of our common stock issued and outstanding as of February 14, 2019.

The Executive Officers and significant employees as a group hold 10.9% of the common stock through direct and indirect holdings.

*Of the forty-one million four hundred twenty-eight thousand eight hundred thirty-four (41,428,834) shares owned by Mr. Bland, forty million (40,000,000) shares are owned by him directly, while the remaining one million four hundred twenty-eight thousand eight hundred thirty-four (1,428,834) shares are held by Dollardex Group Corp., of which he is the sole officer, director and shareholder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

Related Parties Include:

•	any of our directors or officers;

•	any person proposed as a nominee for election as a director;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•	any of our promoters; and

•	any relative or spouse of any of the foregoing persons who has the same house as such person. 69

 Item 13. Certain Relationships and Related Transactions, and Director Independence (continued)

As December 31, 2017, 2016 and 2015 the amount due to related parties is as follows:

Name of Related Party	Relationship	Description	2017	2016	2015
Aseema Softnet Technology	Managing Director spouse of CEO and Director of subsidiary	Engineering Services	$1,574,019	$1,406,429	$605,302
Daniel Bland	CEO, CFO, Director	Unpaid fees and expenses	353,611	194,724	103,590
Gil Amelio	Chairman of the Board	Unpaid fees and expenses	796,645	534,030	343,716
Samartha Nagabhushanam	CEO & Director of subsidiary	Unpaid fees and expenses	460,708	125,950	3,232
Garnel Bland	Spouse of the CEO	Loan	12,000	—	—
Total			$3,196,983	$2,261,133	$1,055,840

ENGINEERING SERVICES & LEASE CONTRACTED FROM RELATED PARTY

On January 12, 2015, Mr. Samartha Nagabhushanam joined the Company as the Managing Director and CEO of 5BARz India Private Limited. At the time of his engagement with the Company, Mr. Nagabhushanam resigned as the CEO of Aseema Softnet Technologies Inc. (Aseema), and his spouse assumed that role. Mr. Nagabhushanam retains his position as an affiliate of Aseema with an equity interest of approximately 40% of that company. Accordingly, the company is a related party. During the year ended December 31, 2017, 2016 and 2015, the Company engaged Aseema in Bangalore, India to perform engineering services for the Company in the aggregate amount of $358,512 (2016 - $1,329,126) (2015 - $939,442). The amount due to Aseema Softnet Technologies Inc. at December 31, 2017 was $1,574,019, (2016 - $1,406,429) (2015 - $605,302). Subsequent to December 31, 2017, there have been no further billings and the parties have negotiated a write down of amounts due in the aggregate amount of $1,285,633. Subsequent payments aggregate $219,000, resulting in a balance due of $69,385.

Further, effective January 1, 2015, the Company entered into an operating sub-lease agreement for five years for office facilities within the Aseema Softnet Technologies offices at Suite #1741, 2nd floor, 9 Cross, J.P. Nagar 2 Phase, Bangalore 560-078. The lease provided for a monthly lease amount of 60,000 Indian Rupees per month ($900 USD per month) and required a 10 month security deposit of 600,000 Rupees ($9,000 USD). On July 31, 2016, the Company terminated the lease with Aseema Softnet Technologies Inc.

Director Independence

Quotations for our common stock are entered on the pink sheet open market platform which does not have director independence requirements. Once the Company is current with it’s financial statement filings as required by Section 13 of the Securities and Exchange Act of 1934, the Company will once again apply for listing on the OTCQB, which also does not have Director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15).  Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  During the fiscal year ended December 31, 2017, Mr. Bland acted as a director and as our executive officer.  As such, he is not considered to be an independent director. Dr. Gil Amelio, the Chairman of the Board of Directors of the Company did not act as an executive officer of the Company and as such he is considered to be an independent Director.

Item 14. Principal Accountant Fees and Services

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on form 10-Q for the years ended December 31, 2017, 2016 and 2015 were approximately $155,500, $144,775 and $133,000 respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2017, 2016 and 2015.

Tax Fees: Fees for tax services for the years ended December 31, 2017, 2016 and 2015 were $18,500, $17,325 and $5,400 respectively.

All Other Fees: There were no other fees billed for professional services other than those described above for the years ended December 31, 2017, December 31, 2016 and 2015.

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

The pre-approval process has been implemented in response to the new rules. All of the above services and fees were reviewed and approved by the entire board of directors before and after the respective services were rendered.

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

5BARz International Inc.

Dated: February 25, 2019	By: /s/ Daniel Bland
Daniel Bland, President and
Chief Executive Officer, CFO & Director

Dated: February 25, 2019	By: /s/ Gil Amelio
Gil Amelio
Chairman